Form 10-Q
period 1997-09-30
CODDLE CREEK FINANCIAL CORP
filed 1998-02-03
CIK 1045944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1997
                                    -----------------------------------------

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ___________________ to _________________


                       Commission File Number 333-35497
                                              ---------

Mooresville Savings Bank, Inc., SSB (formerly Mooresville Savings Bank, S.S.B.)*
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         North Carolina                                 56-2045998
         --------------                                 ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                   347 North Main Street/Post Office Box 117
                       Mooresville, North Carolina 28115
                       ---------------------------------
              (Address of principal executive office) (Zip code)

                                (704) 664-4888
                                --------------
                          (Issuer's telephone number)

                                      N/A
                                      ---
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check [x] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

As of February 1, 1998 there were issued and outstanding 674,475 shares of the Registrant's common stock, no par value.

* Form 10-Q has been prepared for Mooresville Savings Bank, Inc., SSB (the Bank) who was acquired by Coddle Creek Financial Corp. (the reporting company) effective December 30, 1997, pursuant to a Plan of Conversion. The Company had no operations or business prior to owning the Bank.

MOORESVILLE SAVINGS BANK, INC., SSB

                                     INDEX


 PART I.    FINANCIAL INFORMATION                                                                       Page
                                                                                                        ----
    Item 1.    Financial Statements

    Condensed Statements of Financial Condition as of September 30, 1997 (Unaudited)
        and December 31, 1996                                                                              1

    Condensed Statements of Income for the Three Months and Nine Months ended
        September 30, 1997 and 1996 (Unaudited)                                                          2-3

    Condensed Statements of Cash Flows for the Nine Months ended
        September 30, 1997 and 1996 (Unaudited)                                                          4-5

    Notes to Condensed Financial Statements (Unaudited)                                                  6-7

    Item 2.    Managements' Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                  8-11

 PART II.    OTHER INFORMATION                                                                         12-13



This Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Mooresville Savings Bank, Inc., SSB that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

MOORESVILLE SAVINGS BANK, INC., SSB


 CONDENSED STATEMENTS OF FINANCIAL CONDITION
 September 30, 1997 and December 31, 1996


                                                                                  September 30,       December 31,
 ASSETS                                                                               1997               1996
 -----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)           (Note)
 Cash
    Interest-bearing deposits                                                   $    1,600,000     $    2,253,000
    Noninterest-bearing deposits                                                       316,000            422,000
 Certificates of deposit                                                               100,000            100,000
 Securities available for sale                                                       3,454,000          3,959,000
 Securities held to maturity                                                         3,208,000          3,708,000
 Federal Home Loan Bank stock                                                          930,000            869,000
 Loans receivable, net                                                             100,659,000         97,951,000
 Office properties and equipment, net                                                  902,000            922,000
 Accrued interest receivable                                                           771,000            714,000
 Cash value of life insurance                                                          791,000            838,000
 Deferred income taxes                                                               1,008,000            713,000
 Prepaid expenses and other assets                                                     176,000            103,000
                                                                               ----------------------------------
               Total assets                                                     $  113,915,000     $  112,552,000
                                                                               ==================================


 LIABILITIES AND EQUITY
 -----------------------------------------------------------------------------------------------------------------
 Liabilities:
    Deposits                                                                    $   96,098,000     $   93,785,000
    Advances from Federal Home Loan Bank                                                   -            2,000,000
    Advances from borrowers for taxes and insurance                                    252,000            105,000
    Accounts payable and other liabilities                                             624,000            245,000
    Deferred compensation                                                            2,203,000          2,005,000
                                                                               ----------------------------------
               Total liabilities                                                    99,177,000         98,140,000
                                                                               ----------------------------------
 Equity:
    Retained earnings, substantially restricted                                     14,718,000         14,384,000
    Unrealized gain on securities available for sale, net of tax                        20,000             28,000
                                                                               ----------------------------------
               Total equity                                                         14,738,000         14,412,000
                                                                               ----------------------------------
               Total liabilities and equity                                     $  113,915,000     $  112,552,000
                                                                               ==================================


NOTE:  The Condensed Statement of Financial Condition as of
         December 31, 1996 has been taken from the audited financial statements at that date.

See Notes to Condensed Financial Statements.

 MOORESVILLE SAVINGS BANK, INC., SSB


 CONDENSED STATEMENTS OF INCOME
 For the Three Months Ended September 30, 1997 and 1996, and the
 Nine Months Ended September 30, 1997 and 1996


                                                                                Three Months Ended September 30,
                                                                                  1997                  1996
 -----------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
 Interest income:
    Loans                                                                    $    2,103,000        $    2,040,000
    Investment securities                                                           118,000               163,000
    Other                                                                            27,000                21,000
                                                                            -------------------------------------
                                                                                  2,248,000             2,224,000
                                                                            -------------------------------------
 Interest expense:
    Deposits                                                                      1,189,000             1,166,000
    Federal Home Loan Bank advances                                                  15,000                 7,000
                                                                            -------------------------------------
                                                                                  1,204,000             1,173,000
                                                                            -------------------------------------
               Net interest income                                                1,044,000             1,051,000
 Provision for loan losses                                                           10,000                  -
                                                                            -------------------------------------
               Net interest income after provision for loan losses                1,034,000             1,051,000
                                                                            -------------------------------------
 Noninterest income                                                                  51,000                46,000
                                                                            -------------------------------------
 Noninterest expenses:
    Compensation and employee benefits (Note 3)                                     764,000               457,000
    Net occupancy                                                                    52,000                43,000
    Deposit insurance premiums                                                        7,000                91,000
    Special SAIF assessment                                                             -                 520,000
    Data processing                                                                  43,000                40,000
    Other                                                                           150,000               100,000
                                                                            -------------------------------------
                                                                                  1,016,000             1,251,000
                                                                            -------------------------------------
               Income (loss) before income taxes (benefit)                           69,000              (154,000)
 Income taxes (benefit)                                                              22,000               (51,000)
                                                                            -------------------------------------
               Net income (loss)                                             $       47,000        $     (103,000)
                                                                            =====================================


See Notes to Condensed Financial Statements.

 MOORESVILLE SAVINGS BANK, INC., SSB


 CONDENSED STATEMENTS OF INCOME
 For the Three Months Ended September 30, 1997 and 1996, and the
 Nine Months Ended September 30, 1997 and 1996


                                                                                   Nine Months Ended September 30,
                                                                                      1997                1996
 ------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
 Interest income:
    Loans                                                                        $   6,233,000       $   5,929,000
    Investment securities                                                              369,000             482,000
    Other                                                                               79,000              70,000
                                                                                ----------------------------------
                                                                                     6,681,000           6,481,000
                                                                                ----------------------------------
 Interest expense:
    Deposits                                                                         3,497,000           3,471,000
    Federal Home Loan Bank advances                                                     73,000              12,000
                                                                                ----------------------------------
                                                                                     3,570,000           3,483,000
                                                                                ----------------------------------
               Net interest income                                                   3,111,000           2,998,000
 Provision for loan losses                                                             240,000                -
                                                                                ----------------------------------
               Net interest income after provision for loan losses                   2,871,000           2,998,000
                                                                                ----------------------------------
 Noninterest income                                                                    138,000             150,000
                                                                                ----------------------------------
 Noninterest expenses:
    Compensation and employee benefits (Note 3)                                      1,770,000           1,333,000
    Net occupancy                                                                      143,000             132,000
    Deposit insurance premiums                                                          22,000             195,000
    Special SAIF assessment                                                               -                520,000
    Data processing                                                                    126,000             128,000
    Other                                                                              383,000             308,000
                                                                                ----------------------------------
                                                                                     2,444,000           2,616,000
                                                                                ----------------------------------
               Income before income taxes                                              565,000             532,000
 Income taxes                                                                          231,000             206,000
                                                                                ----------------------------------
               Net income                                                        $     334,000       $     326,000
                                                                                ==================================


 MOORESVILLE SAVINGS BANK, INC., SSB


 CONDENSED STATEMENTS OF CASH FLOWS
 Nine Months Ended June 30, 1997 and 1996


                                                                                            September 30,
                                                                                       1997              1996
 ------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
 Cash Flows From Operating Activities
    Net income                                                                  $      334,000     $       326,000
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Provision for loan losses                                                       240,000                   -
       Provision for depreciation                                                       54,000              57,000
       Provision for deferred income taxes                                            (307,000)            (89,000)
       Changes in assets and liabilities:
         (Increase) decrease in:
            Interest receivable                                                        (57,000)            (75,000)
            Cash value of life insurance                                                47,000              38,000
            Prepaid expenses and other assets                                          (73,000)           (151,000)
         Increase in:
            Accounts payable and other liabilities                                     379,000             590,000
            Deferred compensation                                                      198,000             201,000
                                                                               -----------------------------------
               Net cash provided by operating activities                               815,000             897,000
                                                                               -----------------------------------
 Cash Flows From Investing Activities
    Net decrease in investments                                                        948,000           1,806,000
    Net increase in loans receivable                                                (2,948,000)         (6,567,000)
    Purchases of office properties and equipment                                       (34,000)            (37,000)
                                                                               -----------------------------------
               Net cash used in investing activities                                (2,034,000)         (4,798,000)
                                                                               -----------------------------------
 Cash Flows From Financing Activities
    Net increase in deposits                                                         2,313,000           1,091,000
    Net increase (decrease) in Federal Home Loan Bank advances                      (2,000,000)          2,000,000
    Increase in advances from borrowers for taxes and insurance                        147,000             148,000
                                                                               -----------------------------------
               Net cash provided by financing activities                               460,000           3,239,000
                                                                               -----------------------------------
               Net decrease in cash and cash equivalents                              (759,000)           (662,000)
 Cash and cash equivalents:
    Beginning                                                                        2,675,000           3,056,000
                                                                               -----------------------------------
    Ending                                                                      $    1,916,000     $     2,394,000
                                                                               ===================================


                                   (Continued)

 MOORESVILLE SAVINGS BANK, INC., SSB

 Nine Months Ended June 30, 1997 and 1996


                                                                                            September 30,
                                                                                      1997                1996
 ------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
 Supplemental Disclosure of Cash Flow Information
    Cash payments for:
       Interest                                                                 $    3,568,000      $    3,450,000
       Income taxes                                                                    376,000             374,000


See Notes to Condensed Financial Statements.

MOORESVILLE SAVINGS BANK, INC., SSB

NOTES TO CONDENSED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
Note 1.    Nature of Business

Mooresville Savings Bank, Inc., SSB, (the "Bank") is primarily engaged in the business of obtaining savings deposits and originating single-family residential loans within its primary lending area of northern Mecklenburg and southern Iredell Counties of North Carolina. The Bank's underwriting policies require such loans to be made at 80% loan to value based upon appraised values unless private mortgage insurance is obtained. These loans are secured by the underlying properties.

Mooresville Savings Bank's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by noninterest income, such as miscellaneous income from loans, customer deposit account service charges, and other sources of revenue. The Bank's principal operating expenses, aside from interest expense, consist of compensation and associated benefits, federal deposit insurance premiums, occupancy costs, furniture and fixture expense, data processing charges, and other general and administrative expenses.


Note 2.    Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1996, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals, except for the one-time special SAIF assessment in 1996 and the termination expense for the defined benefit plan in 1997) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1996 financial statements of the Bank.

Note 3.    Termination of Pension Plan

During the three months ended September 30, 1997, the Bank's Board of Directors elected to terminate the defined benefit pension plan. As a result, the Bank recorded an additional $210,000 of compensation expense in order to fully fund the plan upon termination.


Note 4.    Plan of Conversion and Subsequent Event

On December 30, 1997, pursuant to a Plan of Conversion which was approved by it members and regulators, Mooresville Savings Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and became a wholly-owned subsidiary of Coddle Creek Financial Corp (the "Company"). Coddle Creek was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Mooresville Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP"), which was established in connection with the Conversion. The closing of the offering occurred on December 30, 1997 and resulted in the issuance of 674,475 shares of common stock at a price of $50.00 per share, for

MOORESVILLE SAVINGS BANK, INC.,SSB

NOTES TO CONDENSED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
Note 3.    Plan of Conversion and Subsequent Event (Continued)

proceeds of $32,494,000 (net of $1,230,000 in conversion costs). The Company transferred $14,134,000 of the net proceeds to Mooresville Savings for purchase of all of the common stock of the Bank. The Company intends to loan the ESOP trust a maximum of $4,225,000 to purchase up to 53,958 shares of common stock in the open market.

Concurrent with the conversion, the Bank established a liquidation account in the amount equal to its net worth as reflected in its latest statement of financial condition contained in the prospectus used in connection with the Company's initial public offering. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will each deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the conversion cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. As a North Carolina-chartered stock savings bank, the Bank may not declare or pay a cash dividend on its common stock if the effect of such transaction would be to reduce the net worth of the Bank to an amount which is less than the minimum amount required by applicable federal and state regulations. For a period of five years after its conversion from mutual to stock form, the Bank must obtain written approval from the Administrator of the North Carolina Savings Institutions Division before declaring or paying a cash dividend on its common stock in an amount in excess of one-half of the greater of (i) the Banks net income for the most recent fiscal year end, or (ii) the average of the Banks net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

In connection with the Conversion, the Bank has agreed with the FDIC that, within the first three years after completion of the Conversions, neither the company nor the Bank will pay any taxable dividend or make any taxable distribution in excess of their current and retained earnings. The Company and the Bank have agreed to notify the FDIC before make a return of capital during the first three years following the conversion.

MOORESVILLE SAVINGS BANK, INC., SSB
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
Comparison of Financial Condition at September 30, 1997 and December 31, 1996:

At September 30, 1997 and December 31, 1996 total assets amounted to $113.9 million and $112.6 million, respectively. The growth from December 31, 1996 to September 30, 1997 can primarily be attributed to an increase in loan originations, funded by savings deposit growth and a decrease in investment securities. Loans receivable, net, increased from $98.0 million at December 31, 1996 to $100.7 million at September 30, 1997, a $2.7 million or 2.8% increase. Savings deposits increased $2.3 million or 2.5% from $93.8 million at December 31, 1996 to $96.1 million at September 30, 1997. Investment securities, including interest-bearing deposits, decreased $1.6 million or 14.7%, from $10.9 million at December 31, 1996 to $9.3 million at September 30, 1997.

The principal category of earning assets is loans, and during the nine month period ended September 30, 1997, loans receivable, net, increased by $2.7 million, primarily from originations in residential one-to-four family dwellings and equity line loans. The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $983,000 of loans outstanding which were delinquent more than 90 days at September 30, 1997, compared to $1,104,000 at December 31, 1996. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was increased by $228,000 to $616,000 at September 30, 1997 from $388,000 at December 31, 1996. Management considers the allowance to be adequate to absorb any future losses in the portfolio.

The Bank's investment portfolio, including interest-bearing deposits, decreased $1.6 million from $10.9 million at December 31, 1996 to $9.3 million at September 30, 1997, as the Bank utilized maturing investments to fund loan originations.

Savings deposits increased $2.3 million during the nine months ended September 30, 1997 to $96.1 million from $93.8 million at December 31, 1996, as the Bank focused its marketing on building core deposit relationships, rather than on maximizing interest rates.

Equity increased due to net income of $334,000 for the nine months ended September 30, 1997. The unrealized gain on securities available for sale, net of tax, was $20,000 and $28,000 at September 30, 1997 and December 31, 1996, respectively.

Mooresville Savings is required to maintain net worth to total assets of 5% under the Administrator's regulations. At September 30, 1997 Mooresville Savings had net worth of $14.7 million, or net worth to total assets of 12.9%.


Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996:

General. Net income for the three months ended September 30, 1997 was $47,000 compared to a net loss of $(103,000) during the same quarter in 1996. As discussed below, the increase in earnings was primarily attributable to a one-time assessment to recapitalize the Savings Association Insurance Fund of $520,000, which was charged to expense in the three months ended September 30, 1996. Net income for the three months ended September 30, 1997 was also lower than normal as an additional $210,000 was charged to compensation expense as a result of the termination of the Bank's defined benefit pension plan. Excluding these items, net of tax, net income for the three months ended September 30, 1997 would have been $173,000 compared to $209,000 during the same quarter in 1996.

MOORESVILLE SAVINGS BANK, INC., SSB
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Interest income. Interest income was relatively flat at $2.2 million during each of the three months ended September 30, 1997 and 1996. Interest-earning assets amounted to $108.7 million at September 30, 1997 as compared to $108.6 million at September 30, 1996. Approximately 95% of the Bank's assets were interest-earning at September 30, 1997, and approximately 93% of such interest-earning assets were held in the form of loans receivable.

Interest Expense. Interest expense was also relatively flat at $1.2 million during each of the three months ended September 30, 1997 and 1996. There was a slightly higher level of interest-bearing liabilities outstanding during the third quarter of 1997 in comparison to the same quarter a year earlier, while the cost of funds slightly decreased.

Net interest income. Net interest income was stable at $1.0 million and $1.1 million for each of the three months ended September 30, 1997 and 1996, respectively.

Provision for loan losses. The Bank added $10,000 and $-0- in loan loss provisions during the quarters ended September 30, 1997 and 1996, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's loan loss provisions were relatively minor during the three month periods ended September 30, 1997 and 1996 because the Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. However, during the six months ended June 30, 1997, management determined that its allowance for loan losses should be increased to reflect the credit risk inherent in the portfolio resulting from the changing economic environment in the Bank's market area. At September 30, 1997, the Bank's level of general valuation allowances for loan losses amounted to $616,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense decreased by $235,000 to $1.0 million for the three month period ended September 30, 1997 from $1.3 million for the comparable quarter in 1996. During the three months ended September 30, 1997, an additional $210,000 was charged to compensation expense as a result of the termination of the Bank's defined benefit pension plan. During the three months ended September 30, 1996, a one-time special assessment of $520,000 to recapitalize the Savings Association Insurance Fund was charged to expense. Other categories of noninterest expense fluctuated by insignificant amounts between the periods, except for deposit insurance expense which decreased by $84,000 during the current quarter as compared to the same quarter a year earlier. This resulted from a reduction in the Bank's deposit insurance premium in 1997 after the Savings Association Insurance Fund was recapitalized in 1996.

Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996:

General. Net income for the nine months ended September 30, 1997 was $334,000 compared to a $326,000 during the same quarter in 1996. As discussed below, the modest increase in earnings was attributable to several factors, including a one-time assessment to recapitalize the Savings Association Insurance Fund of $520,000, which was charged to expense in the nine months ended September 30, 1996. During the nine months ended September 30, 1997, an additional $210,000 was charged to compensation expense as a result of the termination of the Bank's defined benefit pension plan and $240,000 was charged to the provision for loan losses. Excluding the special insurance assessment and termination of benefit plan

MOORESVILLE SAVINGS BANK, INC., SSB
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
expenses, tax effected, the net income for the nine months ended September
30, 1997 would have been $460,000 compared to $535,000 during the same period in 1996.

Interest income. Interest income increased by $200,000 to $6.7 million for the nine months ended September 30, 1997 as compared to $6.5 million for the same period in 1996. Interest-earning assets amounted to $108.7 million at September 30, 1997 as compared to $108.6 million at September 30, 1996. However, during the nine months ended September 30, 1997, the Bank utilized matured investments to fund its loan portfolio growth, which resulted in a higher yield and increased interest income. Approximately 95% of the Bank's assets were interest-earning at September 30, 1997, and approximately 93% of such interest-earning assets were held in the form of loans receivable.

Interest Expense. Interest expense increased by $87,000 to $3.6 million for the nine months ended September 30, 1997, as compared to $3.5 million for the same period in 1996. There was a slightly higher level of interest-bearing liabilities outstanding during the nine months ended September 30, 1997 in comparison to the same period a year earlier, while the cost of funds slightly decreased. In addition, interest expense on Federal Home Loan Bank advances increased by $61,000 during the nine months ended September 30, 1997 as compared to the same period in 1996, due to an increase in outstanding borrowings.

Net interest income. Net interest income increased by $113,000 to $3.1 million for the nine months ended September 30, 1997 from $3.0 million for the same period in 1996. This was a result of growth in the loan portfolio that was offset by higher interest expense due to a higher level of interest-bearing liabilities.

Provision for loan losses. The Bank added $240,000 and $-0- in loan loss provisions during the nine months ended September 30, 1997 and 1996, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, current economic conditions and peer group comparisons. During the nine months ended September 30, 1997, management determined that its allowance for loan losses should be increased to reflect the credit risk inherent in the portfolio resulting from the changing economic environment in the Bank's market area. At September 30, 1997, the Bank's level of general valuation allowances for loan losses amounted to $616,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense decreased by $172,000 to $2.4 million for the nine months ended September 30, 1997 from $2.6 million for the comparable period in 1996. During the nine months ended September 30, 1997, an additional $210,000 was charged to compensation expense as a result of the termination of the Bank's defined benefit pension plan. During the nine months ended September 30, 1996, a one-time special assessment to recapitalize the Savings Association Insurance Fund amounting to $520,000 was charged to expense. Other categories of noninterest expense fluctuated by insignificant amounts between the periods, except for deposit insurance expense which decreased by $173,000 during the current period as compared to the same period a year earlier. This resulted in a reduction to the Bank's deposit insurance premium in 1997 after the Savings Association Insurance Fund was recapitalized in 1996.

MOORESVILLE SAVINGS BANK, INC., SSB
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
Capital Resources and Liquidity:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-bearing deposits.

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at September 30, 1997 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Year 2000 Issue:

The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Bank is heavily dependent on computer systems in the conduct of substantially all of its business activities. The Bank is conducting a comprehensive review of its computer systems, including its core processing systems maintained by an independent data processing service center, to identify the systems that could be affected by the Year 2000 Issue. Upon completion of the assessment phase of the review, management expects to identify the corrective action required to ensure that the Bank's internal and vendor-maintained systems that are date sensitive are Year 2000 compliant and to test all such systems prior to the year 2000.

Because the Company has not completed its review of the computer systems, management is unable to estimate the cost of making all of its systems Year 2000 compliant.

-------------------------------------------------------------------------------
Part II. OTHER INFORMATION

       Item 1.   Legal Proceedings

                 The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

       Item 2.   Changes in Securities
                 Not applicable

       Item 3.   Defaults Upon Senior Securities
                 Not applicable

       Item 4.   Submission of Matters to a Vote of Security Holders
                 Not applicable

       Item 5.   Other Information
                 Not applicable

       Item 6.   Exhibits and Reports on Form 8-K
                 (a)      Not applicable
                 (b)      Not applicable

-------------------------------------------------------------------------------
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Mooresville Savings Bank, Inc., SSB

     Dated      January 30, 1998           By:      s/s George W. Brawley, Jr.
           -------------------------                --------------------------
                                           George W. Brawley
                                           President and CEO

     Dated      January 30, 1998           By:      s/s Billy R. Williams
           -------------------------                --------------------------
                                           Billy R. Williams
                                           Secretary/Controller