Form 10-K405
period 1997-12-31
CODDLE CREEK FINANCIAL CORP
filed 1998-03-26
CIK 1045944

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


              For the fiscal year ended    December 31, 1997
                                       -------------------------

               Commission file number        000-23465
                                     ---------------------------


                         CODDLE CREEK FINANCIAL CORP.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

              North Carolina                            56-2045998
          ---------------------                     ------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         347 North Main Street
      Mooresville, North Carolina                          28115
     -----------------------------                     ------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code    (704) 664-4888
                                                   --------------------

     Securities Registered Pursuant to Section 12(b) of the Act:     None
                                                                  ----------

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                     ------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X               No
                                              -------                -------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $44,710,627 common stock, no par value, based on the closing price of such
--------------------------------------------------------------------------
common stock on March 2, 1998.
------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 674,475 shares of common
                                                  ------------------------
stock, no par value, outstanding at March 2, 1998.
--------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Coddle Creek Financial Corp. for the year ended December 31, 1997, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders of Coddle Creek Financial Corp. to be held on April 17, 1998, are incorporated by reference into Part III.

Portions of the Registration Statement of Coddle Creek Financial Corp. On Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997, are incorporated by reference into Part IV.

                                     PART I


ITEM 1.   BUSINESS

General

     Prior to December 30, 1997, Mooresville Savings Bank, Inc., S.S.B. (the "Bank") operated as a mutual North Carolina-chartered savings bank. On December 30, 1997, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Coddle Creek Financial Corp., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's office is located at 347 North Main Street, Mooresville, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level, holding the indebtedness outstanding from the Mooresville Savings Bank, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with
respect to the ESOP loan.   In addition, the Company will receive any dividends
which are declared and paid by the Bank on its capital stock.

     The Bank was originally chartered in 1937. It has been a member of the Federal Home Loan Bank ("FHLB") system, and its deposits have been federally insured since 1947. The Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law.

     The Bank conducts business through three (3) full service offices in Mooresville, Cornelius and Huntersville, North Carolina. At December 31, 1997, the Bank had total assets of $149.6 million, net loans of $102.0 million, deposits of $99.4 million and stockholders' equity of $47.0 million.

     The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes one-to-four family residential real estate loans, loans secured by multi-family residential and commercial property, construction loans and equity line of credit loans. The Bank also makes loans which are not secured by real property, such as loans secured by pledged deposit accounts and various types of secured and unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments, interest income and its interest-earning deposit balances in other depository institutions, and transactions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and occupancy expenses.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

     At December 31, 1997, the Company and the Bank had a total of 28 full-time employees and 3 part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in the Form 10-K concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     General.   The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 96.8% of the Bank's net loan portfolio is secured by real estate. As of December 31, 1997, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On December 31, 1997, the Bank's largest single outstanding loan had a balance of approximately $493,000. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. The Bank generally does not sell its loans; both fixed and adjustable rate loans are originated with the intention that they will be held in the Bank's loan portfolio.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $102 million at December 31, 1997 representing 68.2% of the Bank's total assets at such date. At December 31, 1997, 79.5% of the Bank's net loan portfolio, before net items, was composed of one-to-four family residential mortgage loans. Multi-family residential and non-residential real estate loans represented 3.8% on such date. Construction loans and equity line lines represented 7.1% and 6.5%, respectively, of the Bank's loan portfolio, before net items, on such date. As of December 31, 1997, 40.2% of the loans in the Bank's loan portfolio, before net items, had adjustable interest rates.

     One to Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On December 31, 1997, approximately 82.1% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loan amounts, 28.9% had adjustable interest rates.

     Adjustable rate loans are generally considered to involve a greater degree of credit risk than fixed rate loans because borrowers may have difficulty meeting their payment obligations if interest rates and required payment amounts increase substantially. Substantially all of the fixed-rate loans in the Bank's mortgage loan portfolio have due on sale provisions allowing the Bank to declare the unpaid balance due and payable in full upon the sale or transfer of an interest in the property securing the loan.

     Historically, the Bank has not originated its one-to-four family residential mortgage or other loans with the intention that they will be sold in the secondary market. Accordingly, the Bank originates fixed rate one-to-four family residential real estate loans which satisfy the Bank's underwriting requirements and are tailored to its local community, but do not necessarily satisfy various technical FHLMC and FNMA underwriting requirements and purchase requirements not related to documentation.

     Although the Bank believes that many of its one to four family residential loans could be sold in the secondary market, some of such nonconforming loans could be sold only after the Bank incurred certain costs and/or discounted the purchase price. As a result, the Bank's loan portfolio is less liquid than would be the case if it was composed entirely of loans originated in conformity with secondary market requirements.

     As of December 31, 1997, the Bank had 60 loan relationships with individual borrowers in excess of $200,000, totaling approximately $15.1 million or 14.8% of the Bank's total loan portfolio. The majority of these loans are secured by residential real estate located near or on Lake Norman, North Carolina, which is located in parts of Catawba, Iredell, Lincoln and Mecklenburg counties. While these loans are performing according to the terms of their loan documents, an economic downturn in the Bank's primary market area, in which Lake Norman is located, could have an adverse effect on the performance of these loans.

     See also Note 3 of the "Notes to Consolidated Financial Statements" in the 1997 Annual Report.

Investment Securities

     Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. At December 31, 1997, the Bank's investment portfolio totaled approximately $43.4 million and consisted of U.S. government and agency securities, municipal bonds, interest-earning deposits in other financial institutions, certificates of deposit and stock of the FHLB of Atlanta.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1997, the Bank's investment in stock of the FHLB of Atlanta was $930,000.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. The Bank's current investment policy provides that investment decisions will be made by George W. Brawley, Jr., President and Chief Executive Officer, or by Dale W. Brawley, Executive President and Treasurer, in his absence, and reviewed monthly by the Board of Directors. The investment policy provides that the objectives of the investment portfolio are to: (i) establish an acceptable level of interest rate and credit risk for all investments; (ii) generate an acceptable rate of return on investments; (iii) provide for adequate levels of liquidity for the Bank; and (iv) provide guidance to management by the Board of Directors on the investments desired for the Bank.

     Permitted investments include FHLB daily time deposits, insured certificates of deposit, government securities and government agency securities. The investment policy also permits investment in the general obligations of municipalities primarily located within North Carolina. Such general obligations are considered less risky since they are repaid with taxes collected by the municipality, not with revenues from a particular project. At December 31, 1997, $1.3 million or 3.0% of the Bank's investment portfolio consisted of municipal bonds issued by municipalities located in North Carolina, all of which had an A or above rating by Moodys Investment Service..

     At December 31, 1997, the market value of the Bank's investment securities available for sale and held to maturity, excluding interest-earning deposits, certificates of deposit and stock of the FHLB of Atlanta (all of which had a total cost of $37.7 million) were $3.1 million and $2.7 million, respectively.

     See Note 2 of "Notes to Consolidated Financial Statements" in the 1998 Annual Report.

Deposits and Borrowings

     Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, interest income and advances from the FHLB of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions.

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 1997, 66.1% of the Bank's deposits consisted of certificate accounts, 18.0% consisted of passbook savings accounts, 11.4% consisted of interest-bearing transaction accounts and 4.5% consisted of noninterest-bearing transaction accounts.
Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

     On December 31, 1997, 1996 and 1995, the Bank's deposits totaled $99.4 million, $93.8 million, and $92.1 million, respectively.

     See Note 5 to the "Notes to Consolidated Financial Statements" in the 1997 Annual Report.

     Borrowings.    Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had no outstanding borrowings from the FHLB of Atlanta at December 31, 1997.

Subsidiaries

     The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

Results of Operations

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and FHLB advances. The Bank's operations are affected to a much lesser degree by non-interest income, such as transaction and other service fee income, and other sources of income. The Bank's net income is also affected by, among other things, provisions for loan losses and operating expenses. The Bank's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, office occupancy costs, data processing expenses and federal deposit insurance premiums. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of regulatory authorities.

Market Area

     The Bank's primary market area consists of the communities in an approximately fifteen (15) mile radius around its headquarters office in Mooresville, North Carolina. This area includes portions of Iredell, Mecklenburg, Lincoln, Catawba, Rowan and Cabarrus counties in North Carolina. Mooresville is located only thirty (30) miles north of Charlotte, North Carolina and the Bank's primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.

     Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. Draymore Manufacturing (textiles manufacturing) is the largest employer in Mooresville. Other major employers include Burlington Industries (textiles manufacturing) and Lake Norman Regional Medical Center.

     Based upon June 30, 1997 comparative data, the Bank had approximately 21.4% and 7.3% of the deposits in Mooresville and Iredell counties, respectively. In addition, at June 30, 1997, the Bank had less than 1% of the deposits in Mecklenburg County. Employment in the Bank's primary market area as of June 1997 was strong, with an unemployment rate below that of North Carolina and national averages. Comparative data includes that the income levels in the Bank's primary market area approximate the national average and are above the North Carolina average for 1997. Mooresville has a significant elderly population, slightly in excess of state and national averages. Residential housing and construction increased approximately 155% in Iredell County from 1991 to 1996, more than double the State average and more than triple the national average. From 1990 to 1995, the population in Iredell County, where most of the Bank's deposits and loans are originated, and Mooresville increased by approximately 11.3% and 20.2%, respectively, which was well above national and North Carolina averages. This growth trend is expected to continue in the foreseeable future.

Competition

     The Bank has operated in the Mooresville community for more than 60 years and is the only financial institution headquartered in Mooresville. However, the Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. Two national money center commercial banks are headquartered in Charlotte, North Carolina, only 30 miles from the Bank's primary market area. As of December 31, 1997, there were eight, nine and six depository institutions with thirteen, nine and six offices in Mooresville, Cornelius and Huntersville, North Carolina, respectively. Based upon June 30, 1997 comparative data, the Bank had 21.4% and 7.3% of the deposits in Mooresville and Iredell County, respectively. As a result of this intense competition, the Bank's branch offices, excluding the Mooresville office, have lower levels of deposits than the industry average.

     The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. While the Bank's market share of deposits has decreased in recent years, its deposit base has grown principally due to economic growth in the Bank's market area. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Supervision and Regulation

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

     General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

     Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period.

     As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Dividend and Repurchase Limitations. In connection with the Conversion, the Bank has agreed with the FDIC that, during the first three years after consummation of the Conversion, neither the Company nor the Bank will pay any taxable dividend or make any other taxable distribution to its stockholders in excess of their current or retained earnings. Also, the Company and the Bank have agreed to notify the FDIC before making a return of capital during the first three years following the Conversion. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

     Although the payment of dividends and repurchase of stock by the Company are subject to certain notice requirements with the Administrator in addition to other requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See " -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions."

     Capital Maintenance Agreement. In connection with the Administrator's approval of the Company's application to acquire control of the Bank, the Company was required to execute a Capital Maintenance Agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

     Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

     The registration under the Securities Act of the Offerings of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

Regulation of the Bank

     General.   Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

     The Bank is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

     The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

     The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

     The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Deposit Insurance. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

     Pursuant to the DIF Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. A savings bank is evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating or "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During the Bank's last compliance examination, which was performed by the FDIC under the new CRA regulations in July 1996, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

     Capital Requirements Applicable To The Bank. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1997, the Bank had a leverage ratio of 19.51%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 1997, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

     Each federal banking agency was required by law to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure. The final regulation has not had a material impact on the Bank's capital requirements.

     Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk.

     In December 1994, the FDIC adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and
exchange rate  contracts.   Under the rule, savings banks are permitted to net
positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. The Bank does not anticipate that this rule will have a material effect upon its financial condition or results of operations.

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of December 31, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was $662,609. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1997, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $930,000.

     Each FHLB is required to contribute at least 10% of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1997, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or
(iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     For three years following completion of the Conversion, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf or
(ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the Conversion. The regulation provides that within one year following the Conversion, the Administrator would approve the acquisition of more than 10% of beneficial ownership only to protect the safety and soundness of the institution. During the second and third years after the Conversion, the Administrator may approve such an acquisition upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Company and the Bank or the Boards of Directors of the Company and the Bank support the acquisition and (iii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, the acquiror will be a source of financial strength to the Company and the Bank and the public interests will not be adversely affected.

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1997, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 32.6%. Prior to and following that date, the Bank's liquidity ratio exceeded 10% of total assets. At December 31, 1997, the Bank had $12.0 million in available credit with the FHLB of Atlanta and stable, core-like time deposits of $100,000 or more of approximately $11.0 million.

     Additional Limitations on Activities. FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

     Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds"). State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator.

     Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 1997, the most recent notification received by the Bank from the FDIC categorized the Bank as well-capitalized.

     Interstate Banking.   The Riegle-Neal Interstate Banking and Branching
Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

     Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

     It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

     Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. Under FDIC regulations, no stock repurchases may be made by the savings bank during the first year following a conversion from mutual to stock, except that stock repurchases of no greater than 5% of the bank's outstanding shares may be repurchased during the first year where compelling and valid business reasons are established to the satisfaction of the FDIC.

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

     In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

     In connection with the Conversion, the Bank has agreed with the FDIC that, during the first three years after the Conversion, neither the Company nor the Bank will pay any taxable dividend or make any other taxable distribution in excess of their current and retained earnings. The Bank has also agreed to notify the FDIC before making a return of capital during the first three years following the Conversion.

     Restrictions on Benefit Plans. FDIC regulations provide that for a period of one year from the date of the Conversion, the Bank may not implement or adopt a stock option plan or restricted stock plan, other than a tax-qualified plan or ESOP, unless: (1) the plans are fully disclosed in the Conversion proxy soliciting and stock offering material, (2) all such plans are approved by a majority of the Company's stockholders prior to implementation and no earlier than six months following the Conversion, (3) for stock option plans, the exercise price must be at least equal to the market price of the stock at the time of grant, and (4) for restricted stock plans, no stock issued in connection with the Conversion may be used to fund the plan.

     The FDIC regulations provide that, in reviewing plans submitted to the stockholders within one year after the consummation of the Conversion, the FDIC will presume that excessive compensation will result if stock based benefit plans fail to satisfy percentage limitations on management stock-based benefit plans set forth in the regulations of the Office of Thrift Supervision ("OTS"). Those regulations provide that (1) for stock option plans, the total number of shares for which options may be granted may not exceed 10% of the shares issued in the Conversion, (2) for restricted stock plans, the shares issued may not exceed 3% of the shares issued in the Conversion (4% for institutions with tangible capital of 10% or greater after the Conversion), (3) the aggregate amount of stock purchased by the ESOP shall not exceed 10% (8% for well-capitalized institutions utilizing a 4% restricted stock plan), (4) no individual employee may receive more than 25% of the available awards under any plan, and (5) directors who are not employees may not receive more than 5% individually or 25% in the aggregate of the awards under any plan. The awards
and grants to be made under the Management Recognition Plan ("MRP")   and Stock
Option Plan will conform to these requirements if such plans are submitted for stockholder approval within one year after the Conversion is consummated.

     Other North Carolina Regulations. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

     The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC.

In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

     Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.   PROPERTIES

Properties

     The following table sets forth the location of the Bank's principal office in Mooresville, North Carolina and its full service branch office in Cornelius and Huntersville, North Carolina, as well as certain other information relating to these offices as of December 31, 1997.


                                      Net Book Value             Deposits
           Address                     of Property    Owned   (In Thousands)
           -------                    --------------    or    --------------
                                                      leased
                                                      ------
Mooresville:                            $244,000       Owned      $86,425
347 North Main Street
Mooresville, North Carolina 28115

Address                               Net Book Value  Owned     Deposits
-------                                 of Property     or    (In Thousands)
                                      --------------  Leased   ------------
                                                      ------

Cornelius:                               $291,000      Owned      $ 7,635
20209 Highway 73 West
Cornelius, North Carolina 28031

Huntersville:                            $193,000      Owned      $ 5,322
401 Gilead Road
Huntersville, North Carolina 28078
                                         $728,000                 $99,382
                                         ========                 =======


     In addition, the Bank owns a 1.24 acre lot located at Highway 150 West, 239 West Plaza Drive, Mooresville, North Carolina, purchased in 1988 for future expansion purposes. The net book value of this property at December 31, 1997 was $65,000. The total net book value of the Bank's furniture, fixtures and equipment on December 31, 1997 was $98,000. The properties are considered by the Bank's management to be in good condition.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997; however, during the quarter ended December 31, 1997, the members of Mooresville Savings Bank, S.S.B. approved the Conversion.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 57 in the Company's 1997 Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Regulation of the Bank-- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Consolidated Financial Data" on pages 2 and 3 of the Company's 1997 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Operating Results" on pages 4 through 17 in the Company's 1997 Annual Report, which section is incorporated herein by reference.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 6 and 7 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 19 through 55 of the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on pages 6 and 7 of the Proxy Statement of the 1998 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1 - Election of Directors -Executive Officers" on pages 8 and 9 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on page 8 and " - Executive Compensation" on pages 9 through 12 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 5 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 15 of the Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Bank's 1998 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

               (a)      Independent Auditors' Report

               (b) Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

               (c) Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

               (d) Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1997, 1996 and 1995

               (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

               (f)      Notes to Consolidated Financial Statements

14(a)2.        Financial Consolidated Statement Schedules

               All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

14(a)3.        Exhibits

               Exhibit (3)(i)       Certificate of Incorporation, incorporated
                                    herein by reference to Exhibit (3)(i) to the
                                    Registration Statement on Form S-1,
                                    Registration No. 333-35497, dated September
                                    12, 1997, and amended on November 5 and 10,
                                    1997

               Exhibit (3)(ii)      Bylaws, incorporated herein by reference to
                                    Exhibit (3)(ii) to the Registration
                                    Statement on Form S-1, Registration No. 333-
                                    35497, dated September 12, 1997, and amended on November 5 and 10, 1997

               Exhibit (4)          Specimen Stock Certificate, incorporated
                                    herein by reference to Exhibit (4) to the
                                    Registration Statement on Form S-1,
                                    Registration No. 333-35497, dated September
                                    12, 1997, and amended on November 5 and 10,
                                    1997

               Exhibit (10)(a)      Employment Agreement between Mooresville
                                    Savings Bank, Inc., S.S.B. and George W.
                                    Brawley, Jr.

               Exhibit (10)(b)      Employment Agreement between Mooresville
                                    Savings Bank, Inc., S.S.B. and Dale W.
                                    Brawley

               Exhibit (10)(c)      Employment Agreement between Mooresville
                                    Savings Bank, Inc., S.S.B. and Billy R.
                                    Williams

               Exhibit (10)(d)      Employee Stock Ownership Plan and Trust of
                                    Mooresville Savings Bank, Inc., S.S.B.

               Exhibit (10)(e)      Mooresville Savings Bank, Inc., S.S.B.
                                    Severance Plan, incorporated herein by
                                    reference to Exhibit 10(f) to the
                                    Registration Statement on Form S-1,
                                    Registration No. 333-35497, dated September
                                    12, 1997, as amended on November 5 and 10,
                                    1997

               Exhibit (10)(f)      Capital Maintenance Agreement between Coddle
                                    Creek Financial Corp. and Mooresville
                                    Savings Bank, Inc., S.S.B.

               Exhibit (10)(g)      Form of the Management Recognition Plan of
                                    Mooresville Savings Bank, Inc., S.S.B., if
                                    the Plan is adopted and approved by the
                                    Stockholders of the Company within one year
                                    after the Conversion, incorporated herein by
                                    reference to Exhibit 10(d) to the
                                    Registration Statement on Form S-1,
                                    Registration No. 333-35497, dated September
                                    12, 1997, as amended on November 5 and 10,
                                    1997

               Exhibit (10)(h)      Form of the Stock Option Plan of Coddle
                                    Creek Financial Corp., if the Plan is
                                    adopted and approved by the Stockholders of the Company within one year after the Conversion, incorporated herein by reference to Exhibit 10(e) to the Registration
                                    Statement on Form S-1, Registration No. 333-
                                    35497, dated September 12, 1997, as amended on November 5 and 10, 1997

               Exhibit (10)(i)      (i) Amended and Restated Retirement Payment
                                    Agreements between Mooresville Savings Bank,
                                    Inc., S.S.B. and each of Donald R. Belk,
                                    George W. Brawley and Claude U. Voils, Jr.
                                    dated September 3, 1979, as amended and
                                    restated September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1,
                                    Registration No. 333-35497

                                    (ii) First Amendment to Retirement Payment
                                    Agreement between Mooresville Savings Bank,
                                    S.S.B. and Calvin E. Tyner dated the 8th day of September, 1997, amending the Retirement Payment Agreement dated September 3, 1979, incorporated by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                                    (iii) Amended and Restated Director's
                                    Deferred Compensation Agreements between
                                    Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., Calvin E. Tyner, and Claude U. Voils, Jr. dated January 1, 1985, as amended and restated on March 31, 1988 and September 8, 1997, incorporated by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                                    (iv) Amended and Restated Director's
                                    Deferred Compensation Agreements between
                                    Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr.., Calvin E. Tyner, and Claude U. Voils, Jr. dated December 1, 1985, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                                    (v) Amended and Restated Retirement Payment
                                    Agreements between Mooresville Savings Bank,
                                    S.S.B. and George W. Brawley, Jr. dated
                                    December 1, 1990, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                                    (vi) Amended and Restated Retirement Payment
                                    Agreements between Mooresville Savings Bank,
                                    S.S.B. and Dale W. Brawley dated November 1,
                                    1990, as amended and restated on September
                                    8, 1997, incorporated
                                    herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                                    (vii) Amended and Restated Retirement
                                    Payment Agreements between Mooresville
                                    Savings Bank, Inc., S.S.B. and each of
                                    Donald R. Belk, Dale W. Brawley, George W.
                                    Brawley, Jr., and Claude U. Voils, Jr. dated
                                    March 1, 1993, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                                    (viii) Amended and Restated Retirement
                                    Payment Agreements between Mooresville
                                    Savings Bank, Inc., S.S.B. and each of Dale
                                    W. Brawley and George W. Brawley, Jr. dated
                                    August 1, 1993, as amended on September 8,
                                    1997, incorporated herein by reference to
                                    Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                                    (ix) Amended and Restated Retirement Payment
                                    Agreement between Mooresville Savings Bank,
                                    Inc., S.S.B. and Jack G. Lawler dated June
                                    1, 1994, as amended and restated on
                                    September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                                    (x) Amended and Restated Supplemental Income
                                    Agreements between Mooresville Savings Bank,
                                    Inc., S.S.B. and each of Dale W. Brawley and
                                    George W. Brawley, Jr. dated September 1,
                                    1984, as amended and restated on September
                                    17, 1997, incorporated herein by reference
                                    to Exhibit 10(h) to the Registration
                                    Statement on Form S-1, Registration No. 333-
                                    35497

                                    (xi) Amended and Restated Supplemental
                                    Income Agreements between Mooresville
                                    Savings Bank, Inc., S.S.B. and each of Dale
                                    W. Brawley, George W. Brawley, Jr. and Billy
                                    R. Williams dated November 1, 1993, as
                                    amended and restated on September 17, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

               Exhibit (10)(j)      Mooresville Savings Bank, Inc., S.S.B. Non-
                                    Qualified Excess Savings Plan, incorporated
                                    herein by reference to Exhibit 10(i) to the
                                    Registration Statement on Form S-1,
                                    Registration No. 333-35497, dated September
                                    12, 1997, as amended on November 5 and 10,
                                    1997

               Exhibit (11)         Statement regarding Computation of Per Share
                                    Earnings

               Exhibit (12)         Statement Regarding Computation of Ratios

               Exhibit (13)         1997 Annual Report to Security Holders

               Exhibit (21)         See Item 1. "Business" for discussion of
                                    subsidiaries

               Exhibit (27)         Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CODDLE CREEK FINANCIAL CORP.


Date:  March 24, 1998                 By:  /s/ George W. Brawley, Jr
                                           ------------------------------
                                           George W. Brawley, Jr.
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                            Title                                     Date
---------                                            -----                                     ----
/s/ George W. Brawley. Jr.                  President, Chief Executive                         March 24, 1998
---------------------------------------     Officer and Director
George W. Brawley, Jr.

/s/ Dale W. Brawley                         Executive Vice President,                          March 24, 1998
---------------------------------------     Treasurer and Director
Dale W. Brawley

/s/ Billy R. Williams                       Chief Financial Officer,                           March 24, 1998
---------------------------------------     Chief Accounting Officer,
Billy R. Williams                           Controller and Secretary


/s/ Willis L. Barnette                      Director                                           March 24, 1998
---------------------------------------
Willis L. Barnette

/s/ Donald R. Belk                          Director                                           March 24, 1998
---------------------------------------
Donald R. Belk

/s/ Jack G. Lawler                          Director                                           March 24, 1998
---------------------------------------
Jack G. Lawler

/s/ Calvin E. Tyner                         Director                                           March 24, 1998
---------------------------------------
Calvin E. Tyner

/s/ Claude U. Voils, Jr.                    Director                                           March 24, 1998
---------------------------------------
Claude U. Voils, Jr.

                               INDEX TO EXHIBITS



Exhibit No.                                 Description
----------                                  -----------
Exhibit (3)(i)             Certificate of Incorporation, incorporated herein by
                           reference to Exhibit (3)(i) to the Registration
                           Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997

Exhibit (3)(ii)            Bylaws, incorporated herein by reference to Exhibit
                           (3)(ii) to the Registration Statement on Form S-1,
                           Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997

Exhibit (4)                Specimen Stock Certificate, incorporated herein by
                           reference to Exhibit (4) to the Registration
                           Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997

Exhibit (10)(a)            Employment Agreement between Mooresville Savings
                           Bank, Inc., S.S.B. and George W. Brawley, Jr.

Exhibit (10)(b)            Employment Agreement between Mooresville Savings
                           Bank, Inc., S.S.B. and Dale W. Brawley

Exhibit (10)(c)            Employment Agreement between Mooresville Savings
                           Bank, Inc., S.S.B. and Billy R. Williams

Exhibit (10)(d)            Employee Stock Ownership Plan and Trust of
                           Mooresville Savings Bank, Inc., S.S.B.

Exhibit (10)(e)            Mooresville Savings Bank, Inc., S.S.B. Severance
                           Plan, incorporated herein by reference to Exhibit
                           10(f) to the Registration Statement on Form S-1,
                           Registration No. 333-35497, dated September 12, 1997, and as amended on November 5 and 10, 1997

Exhibit (10)(f)            Capital Maintenance Agreement between Coddle Creek
                           Financial Corp. and Mooresville Savings Bank, Inc.,
                           S.S.B.

Exhibit (10)(g)            Form of the Management Recognition Plan of
                           Mooresville Savings Bank, Inc., S.S.B., if the Plan is adopted and approved by the Stockholders of the Company within one year after the Conversion, incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form S-1, Registration
                           No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997

Exhibit (10)(h)            Form of the Stock Option Plan of Coddle Creek
                           Financial Corp., if the Plan is adopted and approved by the Stockholders of the Company within one year after the Conversion, incorporated herein by reference to Exhibit 10(e) to the Registration
                           Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997

Exhibit (10)(i)            (i) Amended and Restated Retirement Payment
                           Agreements between Mooresville Savings Bank, Inc.,
                           S.S.B. and each of Donald R. Belk, George W. Brawley and Claude U. Voils, Jr. dated September 3, 1979, as amended and restated September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No.
                           333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997

Exhibit No.                                 Description
----------                                  -----------
                           (ii) First Amendment to Retirement Payment Agreement between Mooresville Savings Bank, S.S.B. and Calvin
                           E. Tyner dated the 8th day of September, 1997, amending the Retirement Payment Agreement dated September 3, 1979, incorporated by reference to
                           Exhibit 10(h) to the Registration Statement on
                           Form S-1, Registration No. 333-35497

                           (iii) Amended and Restated Director's Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George
                           W. Brawley, Jr., Calvin E. Tyner, and Claude U. Voils, Jr. dated January 1, 1985, as amended and restated on March 31, 1988 and September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                           (iv) Amended and Restated Director's Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George
                           W. Brawley, Jr.., Calvin E. Tyner, and Claude U. Voils, Jr. dated December 1, 1985, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                           (v) Amended and Restated Retirement Payment
                           Agreements between Mooresville Savings Bank, S.S.B. and George W. Brawley, Jr. dated December 1, 1990, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                           (vi) Amended and Restated Retirement Payment
                           Agreement between Mooresville Savings Bank, S.S.B. and Dale W. Brawley dated November 1, 1990, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                           (vii) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, Dale W. Brawley, George W. Brawley, Jr., and Claude U. Voils, Jr. dated March 1, 1993, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                           (viii) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley and George W. Brawley, Jr. dated August 1, 1993, as amended on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                           (ix) Amended and Restated Retirement Payment
                           Agreement between Mooresville Savings Bank, Inc., S.S.B. and Jack G. Lawler dated June 1, 1994, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

                           (x) Amended and Restated Supplemental Income
                           Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley and George W. Brawley, Jr. dated September 1, 1984, as amended and restated on September 17, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

Exhibit No.                                 Description
----------                                  -----------

                           (xi) Amended and Restated Supplemental Income Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr. and Billy R. Williams dated November 1, 1993, as amended and restated on September 17, 1997, incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-1, Registration No. 333-35497

Exhibit (10)(j)            Mooresville Savings Bank, Inc., S.S.B. Non-Qualified
                           Excess Savings Plan, incorporated herein by reference to Exhibit 10(i) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September
                           12, 1997, as amended on November 5 and 10, 1997

Exhibit (11)               Statement regarding computation of per share earnings

Exhibit (12)               Statement Regarding Computation of Ratios

Exhibit (13)               1997 Annual Report to Security Holders

Exhibit (21)               See Item 1. "Business" for discussion of subsidiaries

Exhibit (27)               Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.