Form 10-Q
period 1998-03-31
CODDLE CREEK FINANCIAL CORP
filed 1998-05-15
CIK 1045944

                                 UNITED  STATES
                      SECURITIES AND  EXCHANGE  COMMISSION
                             Washington  D.C. 25049

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended          March 31, 1998
                                    ------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to __________________

                        Commission File Number 000-23465
                                               ---------

                          Coddle Creek Financial Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                                 56-2045998
            --------------                                 ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                   347 North Main Street/Post Office Box 117
                       Mooresville, North Carolina 28115
                       ---------------------------------
              (Address of principal executive offices) (Zip code)

                                 (704) 664-4888
                                 --------------
                          (Issuer's telephone  number)

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

As of May 1, 1998 there were issued and outstanding 674,475 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX



PART I.    FINANCIAL INFORMATION                                                         PAGE
                                                                                         ----
    Item 1.    Financial Statements
    Condensed Consolidated Statements of Financial Condition as of
       March 31, 1998 (Unaudited) and December 31, 1997                                     1

    Condensed Consolidated Statements of Income and Comprehensive Income for
       the Three Months ended March 31, 1998 and 1997 (Unaudited)                           2

    Condensed Consolidated Statements of Cash Flows for the Three Months
       ended March 31, 1998 and 1997 (Unaudited)                                            3

    Notes to Condensed Consolidated Financial Statements (Unaudited)                      4-5

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                             6-8
    Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  8

PART II.    OTHER INFORMATION

    Item 1.     Legal Proceedings                                                           9
    Item 2.     Changes in Securities and Use of Proceeds                                   9
    Item 3.     Defaults Upon Senior Securities                                             9
    Item 4.     Submission of Matters to a Vote of Security Holders                         9
    Item 5.     Other Information                                                           9
    Item 6.     Exhibits and Reports on Form 8-K                                            9

    SIGNATURES                                                                             10

This Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Coddle Creek Financial Corp. that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

 CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 March 31, 1998 and December 31, 1997

                                                                                   March 31,        December 31,
 ASSETS                                                                              1998               1997
 -----------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)            (Note)
 Cash and cash equivalents                                                  $       10,018,000 $       37,071,000
 Certificates of deposit                                                               100,000            100,000
 Securities available for sale                                                      13,909,000          3,054,000
 Securities held to maturity                                                         2,207,000          2,708,000
 Federal Home Loan Bank stock                                                          964,000            930,000
 Loans receivable, net                                                             103,249,000        101,982,000
 Office properties and equipment, net                                                  881,000            891,000
 Accrued interest receivable                                                           857,000            755,000
 Cash value of life insurance                                                          985,000            971,000
 Real estate owned                                                                      81,000             81,000
 Deferred income taxes                                                               1,016,000          1,008,000
 Prepaid expenses and other assets                                                      71,000             34,000
                                                                            --------------------------------------
               Total assets                                                 $      134,338,000 $      149,585,000
                                                                            ======================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------------------------------------------------------------------------------------
 Liabilities:
    Deposits                                                                $       87,565,000 $       99,382,000
    Advances from borrowers for taxes and insurance                                    169,000            105,000
    Accounts payable and other liabilities                                             562,000            835,000
    Deferred compensation                                                            2,337,000          2,270,000
                                                                            --------------------------------------
               Total liabilities                                                    90,633,000        102,592,000
                                                                            --------------------------------------
 Stockholders' Equity:
    Preferred stock, authorized 5,000,000 shares; none issued                              -                  -
    Common stock, no par value, authorized 20,000,000 shares;
         issued 674,475 shares                                                             -                  -
    Additional paid-in capital                                                      32,494,000         32,494,000
    Retained earnings, substantially restricted                                     15,415,000         15,051,000
    Unearned ESOP shares                                                           (4,216,000)          (577,000)
    Accumulated other comprehensive income, unrealized gain
       on securities available for sale, net of tax                                     12,000             25,000
                                                                            --------------------------------------
               Total stockholders' equity                                           43,705,000         46,993,000
                                                                            --------------------------------------
               Total liabilities and stockholders' equity                   $      134,338,000 $      149,585,000
                                                                            ======================================

NOTE: The Condensed Consolidated Statement of Financial Condition as of December 31, 1997 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

 CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
      COMPREHENSIVE INCOME
 For the Three Months Ended March 31, 1998 and 1997


                                                                              1998             1997
 ------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
 Interest income:
    Loans                                                                $   2,194,000  $    2,028,000
    Investment securities                                                      185,000         133,000
    Other                                                                      283,000          18,000
                                                                         ------------------------------
                                                                             2,662,000       2,179,000
                                                                         ------------------------------
 Interest expense:
    Deposits                                                                 1,060,000       1,146,000
    Federal Home Loan Bank advances                                                  -          31,000
                                                                         ------------------------------
                                                                             1,060,000       1,177,000
                                                                         ------------------------------
               Net interest income                                           1,602,000       1,002,000

 Provision for loan losses                                                      60,000               -
                                                                         ------------------------------
               Net interest income after provision for loan                  1,542,000       1,002,000
                                                                         ------------------------------
 Noninterest income                                                             48,000          45,000
                                                                         ------------------------------
 Noninterest expenses:

    Compensation and employee benefits                                         477,000         489,000
    Net occupancy                                                               53,000          52,000
    Deposit insurance premiums                                                  15,000               -
    Data processing                                                             48,000          43,000
    Other                                                                      110,000         105,000
                                                                         ------------------------------
                                                                               703,000         689,000
                                                                         ------------------------------
               Income before income taxes                                      887,000         358,000
 Income taxes                                                                  368,000         143,000
                                                                         ------------------------------
               Net income                                                      519,000         215,000
                                                                         ------------------------------
 Other comprehensive income, unrealized holding losses arising
    during the period, net of tax                                             (13,000)        (15,000)
                                                                         ------------------------------
               Comprehensive income                                      $     506,000  $      200,000
                                                                         ==============================

 Basic earnings per share                                                $        0.84  $     n/a
                                                                         ==============================
 Diluted earnings per share                                              $        0.84  $     n/a
                                                                         ==============================
 Dividends per share                                                     $        0.25  $     n/a
                                                                         ==============================

See Notes to Condensed Consolidated Financial Statements.

 CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended March 31, 1998 and 1997



                                                                               1998           1997
-------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
 Cash Flows From Operating Activities
    Net income                                                           $       519,000 $     215,000
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Provision for loan losses                                                  60,000           -
       Provision for depreciation                                                 10,000         4,000
       Changes in assets and liabilities:
         (Increase) decrease in:
            Interest receivable                                                (102,000)      (50,000)
            Cash value of life insurance                                        (14,000)        12,000
            Prepaid expenses and other assets                                   (37,000)        36,000
         Increase (decrease) in:
            Accounts payable and other liabilities                               149,000      (20,000)
            Deferred compensation                                                 67,000        66,000
                                                                         ------------------------------
               Net cash provided by operating activities                         652,000       263,000
                                                                         ------------------------------
 Cash Flows From Investing Activities
    Net (increase) decrease in investments                                  (10,409,000)       440,000
    Net (increase) decrease in loans receivable                              (1,327,000)       221,000
                                                                         ------------------------------
               Net cash provided by (used in) investing activities          (11,736,000)       661,000
                                                                         ------------------------------
 Cash Flows From Financing Activities
    Net decrease in deposits                                                (11,817,000)     (246,000)
    Loan to ESOP for purchase of stock, net of principle payment             (4,216,000)           -
    Increase in advances from borrowers for taxes and insurance                   64,000        59,000
                                                                         ------------------------------
               Net cash used in financing activities                        (15,969,000)     (187,000)
                                                                         ------------------------------
               Net increase (decrease) in cash and cash equivalents         (27,053,000)       737,000
 Cash and cash equivalents:
    Beginning                                                                 37,071,000     2,675,000
                                                                         ------------------------------
    Ending                                                               $    10,018,000 $   3,412,000
                                                                         ==============================

 Supplemental Disclosure of Cash Flow Information
    Cash payments for:
       Interest                                                          $     1,140,000 $   1,199,000
       Income taxes                                                              137,000         9,000
 Supplemental Schedule of Noncash Financing Transactions
    Dividends declared, accrued and deducted from retained earnings      $       155,000 $           -

See Notes to Condensed Consolidated Financial Statements

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1.  Nature of Business

On December 30, 1997, pursuant to a Plan of Conversion which was approved by it members and regulators, Mooresville Savings Bank, Inc., SSB (the "Bank" or "Mooresville Savings Bank") converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and became a wholly-owned subsidiary of Coddle Creek Financial Corp (the "Company"). Coddle Creek was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Mooresville Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP"), which was established in connection with the Conversion. The closing of the offering occurred on December 30, 1997 and resulted in the issuance of 674,475 shares of common stock at a price of $50.00 per share, for proceeds of $32,494,000 (net of $1,230,000 in conversion costs). The Company transferred $14,134,000 of the net proceeds to Mooresville Savings for the purchase of all of the common stock of the Bank. The Company then loaned the ESOP trust $4,216,000 to purchase 53,958 shares of common stock in the open market.

Mooresville Savings Bank's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by noninterest income, such as miscellaneous income from loans, customer deposit account service charges, and other sources of revenue. The Bank's principal operating expenses, aside from interest expense, consist of compensation and associated benefits, occupancy costs, furniture and fixture expense, data processing charges, and other general and administrative expenses.

Concurrent with the conversion, and pursuant to North Carolina regulations, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition contained in the prospectus used in connection with the Company's initial public offering. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation of the Company will each deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the conversion cannot be paid from this liquidation account.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 2.    Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1997, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. The financial statements as of and for the three months ended March 31, 1997 reflect activity of the Bank only. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1997 annual report of the Company.

Note 3.    Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," and Statement of
Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."   For
purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding. The following are reconciliations of the amounts used in the per share calculations for 1998:

                                              For the Three Months Ended March 31,
                                                              1998
                                           -----------------------------------------
                                                                              Per
                                                Income          Shares       Share
                                              (Numerator)   (Denominator)    Amount
                                           -----------------------------------------
Basic and Diluted EPS
Income available to stockholders             $   519,000      621,014     $   0.84


4.    Dividends Declared

On March 10, 1998, the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $.25 per share for stockholders of record as of March 31, 1998 and payable on April 15, 1998. The dividends declared were accrued and reported as other liabilities in the March 31, 1998 consolidated statement of financial condition.

5.    Comprehensive Income

The Company was required to adopt Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", during the three months ended March 31, 1998. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The financial statements for the three months ended March 31, 1997 have also been restated to reflect the new statement.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Comparison of Financial Condition at March 31, 1998 and December 31, 1997:

At March 31, 1998 and December 31, 1997 total assets amounted to $134.3 million and $149.6 million, respectively. The decrease from December 31, 1997 to March 31, 1998 is attributed to a decrease in cash and deposits, as the Company refunded deposits to customers as a result of the oversubscription of the stock offering. Loans receivable, net, increased from $102.0 million at December 31, 1997 to $103.2 million at March 31, 1998, a $1.2 million increase. Savings deposits decreased $11.8 million from $99.4 million at December 31, 1997 to $87.6 million at March 31, 1998, due to refunding deposits to customers as a result of the oversubscription of the stock offering. Investment securities increased $10.4 million from $6.8 million at December 31, 1997 to $17.2 million at March 31, 1998, as stock offering proceeds were used to purchase securities during the first quarter of 1998. Stockholders' equity decreased by $3.3 million for the three months ended March 31, 1998. This decrease is due to $3.6 million of funds used to fully fund the ESOP loan in order to purchase common stock in the open market and $155,000 of dividends declared, offset by net income of $519,000.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $682,000 of loans outstanding which were delinquent more than 90 days at March 30, 1998, compared to $1.4 million at December 31, 1997. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was increased by $60,000 to $753,000 at March 31, 1998 from $693,000 at December 31, 1997. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At March 31, 1998, the Company's capital amounted to $43.7 million, which as a percentage of total consolidated assets was 32.5%, and was considerably in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997:

General. Net income for the three months ended March 31, 1998 was $519,000 compared to $215,000 during the same quarter in 1997. As discussed below, the increase in earnings was primarily attributable to interest income earned on the increase in average outstanding earning assets due to proceeds received in the stock offering.

Interest income. Interest income increased by $483,000 from $2.2 million for the three months ended March 31, 1997 to $2.7 million for the three months ended March 31, 1998. The increase is primarily due to an increase in interest-earning assets, which amounted to $130.4 million at March 31, 1998 as compared to $110.2 million at March 31, 1997. Approximately 97% of the Bank's assets were interest-earning at March 31, 1998, and approximately 78% of such interest-earning assets were held in the form of loans receivable.

Interest Expense.   Interest expense decreased by $117,000 from $1.2 million
during the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. There was a lower level of average interest-bearing liabilities outstanding during the first quarter of 1998 in comparison to the same quarter a year earlier due to deposits utilized to purchase stock.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS

--------------------------------------------------------------------------------
Net interest income. Net interest income increased by $600,000 from $1.0 million for the three months ended March 31, 1997 to $1.6 million for the three months ended March 31, 1998, primarily due to the increase in interest income discussed above.

Provision for loan losses. The Bank added $60,000 and $-0- in loan loss provisions during the quarters ended March 31, 1998 and 1997, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. However, during the three months ended March 31, 1998, management determined that its allowance for loan losses should be increased to reflect the credit risk inherent in the portfolio resulting from the changing economic environment in the Bank's market area. At March 31, 1998, the Bank's level of general valuation allowances for loan losses amounted to $753,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense was relatively flat at $703,000 and $689,000 for the three month period ended March 31, 1998 and 1997, respectively. Compensation expense included $39,000 of ESOP expense for the three months ended March 31, 1998. Compensation expense for the three months ended March 31, 1997 includes $45,000 for the defined benefit pension plan, which was terminated in the third quarter of 1997. All other categories of noninterest expense fluctuated by insignificant amounts between the two periods.

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 1998 was considerably in excess of such requirements. The Bank's liquidity has decreased from December 31, 1997 as deposits were refunded to customers due to the stock oversubscription. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Year 2000 Issue:

The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Company is heavily dependent on computer systems in the conduct of substantially all of its business activities. The Company is conducting a comprehensive review of its computer systems, including its core processing systems maintained by an independent data processing service center, to identify the systems that could be affected by the Year 2000 Issue. Upon completion of the assessment phase of the review, management expects to identify the corrective action required to ensure that the Company's internal and vendor-maintained systems that are date sensitive are Year 2000 compliant and to test all such systems prior to the year 2000. Because the Company has not completed its review of the computer systems, management is unable to estimate the cost of making all of its systems Year 2000 compliant.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the three month period ended March 31, 1998.

--------------------------------------------------------------------------------
Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

             The Company is not engaged in any material legal proceedings at the present time. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

    Item 2.  Changes in Securities and Use of Proceeds
             Not applicable

    Item 3.  Defaults Upon Senior Securities
             Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders
             Not applicable

    Item 5.  Other Information
             Not applicable

    Item 6.  Exhibits and Reports on Form 8-K
             (a)  27 - Financial Data Schedule
             (b)  Not applicable

--------------------------------------------------------------------------------
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Coddle Creek Financial Corp.

    Dated  May 1, 1998              By:  /s/ George W. Brawley, Jr.
         -------------------             ------------------------------
                                         George W. Brawley
                                         President and CEO

    Dated  May 1, 1998              By:  /s/ Billy R. Williams
         -------------------             ------------------------------
                                         Billy R. Williams
                                         Secretary/Controller

--------------------------------------------------------------------------------
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Coddle Creek Financial Corp.

    Dated   May 1, 1998             By:
         --------------------             -------------------------------
                                          George W. Brawley
                                          President and CEO

    Dated   May 1, 1998             By:
         --------------------             -------------------------------
                                          Billy R. Williams
                                          Secretary/Controller