Form 10-Q
period 1998-06-30
CODDLE CREEK FINANCIAL CORP
filed 1998-07-24
CIK 1045944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

          For the quarterly period ended      June 30, 1998
                                         ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to _______________


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

Indicate by check |X| whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of August 1, 1998 there were issued and outstanding 674,475 shares of the Registrant's common stock, no par value.

                   CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

 PART I.    FINANCIAL INFORMATION                                                                       Page
                                                                                                        ----
     Item 1.    Financial Statements
     Condensed Consolidated Statements of Financial Condition as of
        June 30, 1998 (Unaudited) and December 31, 1997                                                         1

     Condensed Consolidated Statements of Income and Comprehensive Income for
        the Three Months ended June 30, 1998 and 1997 (Unaudited)                                               2

     Condensed Consolidated Statements of Income and Comprehensive Income for
        the Six Months ended June 30, 1998 and 1997 (Unaudited)                                                 3

     Condensed Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 1998 and 1997 (Unaudited)                                                                4

     Notes to Condensed Consolidated Financial Statements (Unaudited)                                          5-6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                               7-10
     Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                    10

 PART II.    OTHER INFORMATION

     Item 1.     Legal Proceedings                                                                             11
     Item 2.     Changes in Securities and Use of Proceeds                                                     11
     Item 3.     Defaults Upon Senior Securities                                                               11
     Item 4.     Submission of Matters to a Vote of Security Holders                                           11
     Item 5.     Other Information                                                                             11
     Item 6.     Exhibits and Reports on Form 8-K                                                              11

     Signatures                                                                                                12

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

 CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 June 30, 1998 and December 31, 1997

                                                                                June 30,         December 31,
 ASSETS                                                                            1998               1997
 -----------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)            (Note)
 Cash and cash equivalents                                                  $        4,144,000 $       37,071,000
 Certificates of deposit                                                               100,000            100,000
 Securities available for sale                                                      15,526,000          3,054,000
 Securities held to maturity                                                         1,682,000          2,708,000
 Federal Home Loan Bank stock                                                          964,000            930,000
 Loans receivable, net                                                             107,043,000        101,982,000
 Office properties and equipment, net                                                  880,000            891,000
 Accrued interest receivable                                                           947,000            755,000
 Cash value of life insurance                                                          968,000            971,000
 Real estate owned                                                                      81,000             81,000
 Deferred income taxes                                                               1,072,000          1,008,000
 Prepaid expenses and other assets                                                     152,000             34,000
                                                                            --------------------------------------
               Total assets                                                 $      133,559,000 $      149,585,000
                                                                            ======================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------------------------------------------------------------------------------------
 Liabilities:
    Deposits                                                                $       86,581,000 $       99,382,000
    Advances from borrowers for taxes and insurance                                    225,000            105,000
    Accounts payable and other liabilities                                             395,000            835,000
    Deferred compensation                                                            2,367,000          2,270,000
                                                                            --------------------------------------
               Total liabilities                                                    89,568,000        102,592,000
                                                                            --------------------------------------
 Stockholders' Equity:
    Preferred stock, authorized 5,000,000 shares; none issued                               -                  -
    Common stock, no par value, authorized 20,000,000 shares;
         issued 674,475 shares                                                              -                  -
    Additional paid-in capital                                                      32,494,000         32,494,000
    Retained earnings, substantially restricted                                     15,700,000         15,051,000
    Unearned ESOP shares                                                            (4,216,000)          (577,000)
    Accumulated other comprehensive income, unrealized gain
       on securities available for sale, net of tax                                     13,000             25,000
                                                                            --------------------------------------
               Total stockholders' equity                                           43,991,000         46,993,000
                                                                            --------------------------------------
               Total liabilities and stockholders' equity                   $      133,559,000 $      149,585,000
                                                                            ======================================
NOTE:    The Condensed Consolidated Statement of Financial Condition as of
         December 31, 1997 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

 CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
      COMPREHENSIVE INCOME
 Three Months Ended June 30, 1998 and 1997

                                                                                1998                 1997
 -----------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
 Interest income:
    Loans                                                                $        2,169,000 $           2,102,000
    Investment securities                                                           244,000               118,000
    Other                                                                            85,000                34,000
                                                                         -----------------------------------------
                                                                                  2,498,000             2,254,000
                                                                         -----------------------------------------
 Interest expense:
    Deposits                                                                     1,021,000              1,162,000
    Federal Home Loan Bank advances                                                     -                  27,000
                                                                         -----------------------------------------
                                                                                  1,021,000             1,189,000
                                                                         -----------------------------------------
               Net interest income                                                1,477,000             1,065,000
 Provision for loan losses                                                           60,000               230,000
                                                                         -----------------------------------------
               Net interest income after provision for loan losses                1,417,000               835,000
                                                                         -----------------------------------------
    Noninterest income                                                               46,000                42,000
                                                                         -----------------------------------------
 Noninterest expenses:
    Compensation and employee benefits                                              527,000               517,000
    Net occupancy                                                                    54,000                39,000
    Deposit insurance premiums                                                       17,000                15,000
    Data processing                                                                  46,000                40,000
    Other                                                                           134,000               128,000
                                                                         -----------------------------------------
                                                                                    778,000               739,000
                                                                         -----------------------------------------
               Income before income taxes                                           685,000               138,000
 Income taxes                                                                       244,000                66,000
                                                                         -----------------------------------------
               Net income                                                           441,000                72,000
                                                                         -----------------------------------------
 Other comprehensive income, unrealized holding income arising
    during the period, net of tax                                                     1,000                 7,000
                                                                         -----------------------------------------
               Comprehensive income                                      $          442,000 $              79,000
                                                                         =========================================

 Basic earnings per share                                                $             0.71 $                 n/a
                                                                         =========================================
 Diluted earnings per share                                              $             0.71 $                 n/a
                                                                         =========================================
 Dividends per share                                                     $             0.25 $                 n/a
                                                                         =========================================

See Notes to Condensed Consolidated Financial Statements.

 CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
   COMPREHENSIVE INCOME
 Six Months Ended June 30, 1998 and 1997

                                                                                1998                 1997
 -----------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
 Interest income:
    Loans                                                                $        4,363,000   $         4,130,000
    Investment securities                                                           429,000               251,000
    Other                                                                           368,000                52,000
                                                                         -----------------------------------------
                                                                                  5,160,000             4,433,000
                                                                         -----------------------------------------
 Interest expense:
    Deposits                                                                      2,081,000             2,308,000
    Federal Home Loan Bank advances                                                      -                 58,000
                                                                         -----------------------------------------
                                                                                  2,081,000             2,366,000
                                                                         -----------------------------------------
               Net interest income                                                3,079,000             2,067,000
 Provision for loan losses                                                          120,000               230,000
                                                                         -----------------------------------------
               Net interest income after provision for loan losses                2,959,000             1,837,000
                                                                         -----------------------------------------
 Noninterest income                                                                  94,000                87,000
                                                                         -----------------------------------------
 Noninterest expenses:
    Compensation and employee benefits                                            1,004,000             1,006,000
    Net occupancy                                                                   107,000                91,000
    Deposit insurance premiums                                                       32,000                15,000
    Data processing                                                                  94,000                83,000
    Other                                                                           244,000               233,000
                                                                         -----------------------------------------
                                                                                  1,481,000             1,428,000
                                                                         -----------------------------------------
               Income before income taxes                                         1,572,000               496,000
 Income taxes                                                                       612,000               209,000
                                                                         -----------------------------------------
               Net income                                                           960,000               287,000
                                                                         -----------------------------------------
 Other comprehensive income, unrealized holding losses arising
    during the period, net of tax                                                  (12,000)               (8,000)
                                                                         -----------------------------------------
               Comprehensive income                                      $          948,000   $           279,000
                                                                         =========================================

 Basic earnings per share                                                $             1.55   $               n/a
                                                                         =========================================
 Diluted earnings per share                                              $             1.55   $               n/a
                                                                         =========================================
 Dividends per share                                                     $             0.50   $               n/a
                                                                         =========================================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1998 and 1997

                                                                                     1998              1997
 -----------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
 Cash Flows From Operating Activities
    Net income                                                                 $         960,000  $       287,000
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Provision for loan losses                                                         120,000          230,000
       Provision for depreciation                                                         11,000           36,000
       Provision for deferred income taxes                                               (59,000)        (144,000)
       Changes in assets and liabilities:
         (Increase) decrease in:
            Interest receivable                                                         (192,000)          (8,000)
            Cash value of life insurance                                                   3,000           28,000
            Prepaid expenses and other assets                                           (118,000)          44,000
         Increase (decrease) in:
            Accounts payable and other liabilities                                       (18,000)         (16,000)
            Deferred compensation                                                         97,000          132,000
                                                                               -----------------------------------
               Net cash provided by operating activities                                 804,000          589,000
                                                                               -----------------------------------
 Cash Flows From Investing Activities
    Net (increase) decrease in investments                                           (11,497,000)         939,000
    Net increase in loans receivable                                                  (5,181,000)      (2,784,000)
    Purchases of office properties and equipment                                              -           (22,000)
                                                                               -----------------------------------
               Net cash used in investing activities                                 (16,678,000)      (1,867,000)
                                                                               -----------------------------------
 Cash Flows From Financing Activities
    Net increase (decrease) in deposits                                              (12,801,000)       2,087,000
    Loan to ESOP for purchase of stock, net of principal payment                      (4,216,000)              -
    Net payments on Federal Home Loan Bank advances                                           -        (1,000,000)
    Increase in advances from borrowers for taxes and insurance                          120,000          110,000
    Cash dividends paid                                                                 (156,000)              -
                                                                               -----------------------------------
               Net cash provided by (used in) financing activities                   (17,053,000)       1,197,000
                                                                               -----------------------------------
               Net decrease in cash and cash equivalents                             (32,927,000)         (81,000)
 Cash and cash equivalents:
    Beginning                                                                         37,071,000        2,675,000
                                                                               -----------------------------------
    Ending                                                                     $       4,144,000  $     2,594,000
                                                                               ===================================
 Supplemental Disclosure of Cash Flow Information
    Cash payments for:
       Interest                                                                $       2,170,000  $     2,374,000
       Income taxes                                                                      808,000          304,000
 Supplemental Schedule of Noncash Financing Transactions
    Dividends declared, accrued and deducted from retained earnings            $         156,000  $            -

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Note 1.  Nature of Business

On December 30, 1997, pursuant to a Plan of Conversion which was approved by it members and regulators, Mooresville Savings Bank, Inc., SSB (the "Bank" or "Mooresville Savings Bank") converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and became a wholly-owned subsidiary of Coddle Creek Financial Corp. (the "Company"). Coddle Creek was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Mooresville Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP"), which was established in connection with the Conversion. The closing of the offering occurred on December 30, 1997 and resulted in the issuance of 674,475 shares of common stock at a price of $50.00 per share, for proceeds of $32,494,000 (net of $1,230,000 in conversion costs). The Company transferred $14,134,000 of the net proceeds to Mooresville Savings for the purchase of all of the common stock of the Bank. The Company then loaned the ESOP trust $4,216,000 to purchase 53,958 shares of common stock in the open market.

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

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. For a period of five years after its conversion from mutual to stock form, the Bank must obtain written approval from the Administrator of the North Carolina Savings Institutions Division before declaring or paying a cash dividend on its common stock in an amount in excess of one-half of the greater of (i) the

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Note 1.    Nature of Business (Continued)

Bank's net income for the most recent fiscal year end, or (ii) the average of the Bank's net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

Note 2.     Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1997, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. The financial statements as of and for the three and six months ended June 30, 1997 reflect activity of the Bank only. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1997 annual report of the Company.


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

                                                              For the Three Months Ended June 30, 1998
                                                   ---------------------------------------------------------------
                                                           Income               Shares            Per Share
                                                        (Numerator)         (Denominator)           Amount
                                                   ---------------------------------------------------------------
 Basic and Diluted EPS
 Income available to stockholders                  $              441,000            621,511  $              0.71
                                                               For the Six Months Ended June 30, 1998
                                                   ---------------------------------------------------------------
                                                           Income               Shares            Per Share
                                                        (Numerator)         (Denominator)           Amount
                                                   ---------------------------------------------------------------
 Basic and Diluted EPS
 Income available to stockholders                  $              960,000            621,260  $              1.55

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Note 4.     Dividends Declared

On June 16, 1998, the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $.25 per share for stockholders of record as of June 30, 1998 and payable on July 15, 1998. The dividends declared were accrued and reported as other liabilities in the June 30, 1998 consolidated statement of financial condition.

Note 5.     Comprehensive Income

The Company was required to adopt Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", during the six months ended June 30, 1998. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The financial statements for the three and six months ended June 30, 1997 have also been restated to reflect the new statement

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at June 30, 1998 and December 31, 1997:

At June 30, 1998 and December 31, 1997 total assets amounted to $133.6 million and $149.6 million, respectively. The decrease from December 31, 1997 to June 30, 1998 is attributed to a decrease in cash and deposits, as the Company refunded deposits to customers as a result of the oversubscription of the stock offering. Loans receivable, net, increased from $102.0 million at December 31, 1997 to $107.0 million at June 30, 1998, a $5.0 million increase. Savings deposits decreased $12.8 million from $99.4 million at December 31, 1997 to $86.6 million at June 30, 1998, due to refunding deposits to customers as a result of the oversubscription of the stock offering. Investment securities increased $11.5 million from $6.8 million at December 31, 1997 to $18.3 million at June 30, 1998, as stock offering proceeds were used to purchase securities during the first six months of 1998. Stockholders' equity decreased by $3.0 million for the six months ended June 30, 1998. This decrease is due to $3.6 million of funds used to fully fund the ESOP loan in order to purchase common stock in the open market and $311,000 of dividends declared, offset by net income of $960,000.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $755,000 of loans outstanding which were delinquent more than 90 days at June 30, 1998, compared to $1.4 million at December 31, 1997. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was increased by $118,000 to $811,000 at June 30, 1998 from $693,000 at December 31, 1997. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At March 31, 1998, the Company's capital amounted to $44.0 million, which as a percentage of total consolidated assets was 32.9%, and was considerably in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Six Months Ended June 30, 1998 and 1997:

General. Net income for the three months ended June 30, 1998 was $441,000 compared to $72,000 during the same quarter in 1997. Net income for the six months ended June 30, 1998 was $960,000 compared to $287,000 during the same period in 1997. As discussed below, the increase in earnings was primarily attributable to interest income earned on the increase in average outstanding earning assets due to proceeds received in the stock offering.

Interest income. Interest income increased by $244,000 from $2.3 million for the three months ended June 30, 1997 to $2.5 million for the three months ended June 30, 1998. Interest income increased by $727,000 from $4.4 million for the six months ended June 30, 1997 to $5.2 million for the six months ended June 30, 1998. The increase is primarily due to an increase in interest-earning assets, which amounted to $129.5 million at June 30, 1998 as compared to $110.5 million at June 30, 1997. Approximately 97% of the Bank's assets were interest-earning at June 30, 1998, and approximately 83% of such interest-earning assets were held in the form of loans receivable.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest Expense. Interest expense decreased by $168,000 from $1.2 million during the three months ended June 30, 1997 to $1.0 million for the three months ended June 30, 1998. Interest expense decreased by $285,000 from $2.4 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. There was a lower level of average interest-bearing liabilities outstanding during the first two quarters of 1998 in comparison to the same quarters a year earlier due to deposits utilized to purchase stock.

Net interest income. Net interest income increased by $412,000 from $1.1 million for the three months ended June 30, 1997 to $1.5 million for the three months ended June 30, 1998. Net interest income increased by $1.0 million from $2.1 million for the six months ended June 30, 1997 to $3.1 million for the six months ended June 30, 1998. The increases are primarily due to the increase in interest income discussed above.

Provision for loan losses. The Bank added $60,000 and $230,000 in loan loss provisions during the quarters ended June 30, 1998 and 1997, respectively, and $120,000 and $230,000 in loan loss provisions during the six months ended June 30, 1998 and 1997, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. However, during the six months ended June 30, 1998 and 1997, management determined that its allowance for loan losses should be increased to reflect the credit risk inherent in the portfolio resulting from the changing economic environment in the Bank's market area. At June 30, 1998, the Bank's level of general valuation allowances for loan losses amounted to $811,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense increased by $39,000 to $778,000 for the three month period ended June 30, 1998 from $739,000 for the same quarter in 1997. Noninterest expense increased by $53,000 to $1.5 million for the six months ended June 30, 1998 from $1.4 million for the six months ended June 30, 1997. Compensation expense included $62,000 of ESOP expense for the six months ended June 30, 1998. All other categories of noninterest expense fluctuated by insignificant amounts between the periods.

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity has decreased from December 31, 1997 as deposits were refunded to customers due to the stock oversubscription, however, the Bank's liquidity ratio at June 30, 1998 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Year 2000 Issue:

The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Company is heavily dependent on computer systems in the conduct of substantially all of its business activities. The Company is conducting a comprehensive review of its computer systems, including its core processing systems maintained by an independent data processing service center, to identify the systems that could be affected by the Year 2000 Issue. The assessment phase has been completed on the loan system which management has assessed as Year 2000 compliant. Upon completion of the assessment phase of the review, management expects to identify the corrective action required to ensure that the Company's internal and vendor-maintained systems that are date sensitive are Year 2000 compliant and to test all such systems prior to the year 2000. The testing phase is currently ongoing for the Bank's data processing system. Because the Company has not completed its review of the computer systems, management is unable to estimate the cost of making all of its systems Year 2000 compliant.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the six month period ended June 30, 1998.

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

                                            Coddle Creek Financial Corp.

         Dated      August 1, 1998          By:      /s/ George W. Brawley, Jr.
               --------------------------            --------------------------
                                            George W. Brawley
                                            President and CEO

         Dated      August 1, 1998          By:      /s/ Billy R. Williams
               --------------------------            --------------------------
                                            Billy R. Williams
                                            Secretary/Controller

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Coddle Creek Financial Corp.

         Dated      August 1, 1998          By:
               --------------------------            --------------------------
                                            George W. Brawley
                                            President and CEO

         Dated      August 1, 1998          By:
               --------------------------            --------------------------
                                            Billy R. Williams
                                            Secretary/Controller