Form 10-Q/A
period 1998-06-30
CODDLE CREEK FINANCIAL CORP
filed 1998-08-20
CIK 1045944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                  FORM 10-Q/A

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

Part II.  OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Security Holders

                  (a) The Registrant's Annual Meeting of Shareholders was held on April 17, 1998.

                  (b)   Not applicable

                  (c)   1.  All the nominees for Director listed under the
                            caption "Election of Directors" in the Registrant's Proxy Statement dated March 24, 1998, were duly elected Directors of the Registrant. 85% of the outstanding shares were voted. Of the 574,644 shares voted, each director received at least 573,004 shares or 99.7% in favor.

                        2. The ratification of the selection of McGladrey & Pullen, LLP as independent auditors for the Registrant as described under the caption "Ratification of Selection of Independent Auditor" in the Registrant's Proxy Statement dated March 24, 1998, was approved by an affirmative vote of 573,794 shares or 99.9% of the shares that voted, with 10 negative votes and 840 shares not voted.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Coddle Creek Financial Corp.

         Dated      August 18, 1998         By:      /s/ George W. Brawley, Jr.
               --------------------------            --------------------------
                                            George W. Brawley
                                            President and CEO

         Dated      August 18, 1998         By:      /s/ Billy R. Williams
               --------------------------            --------------------------
                                            Billy R. Williams
                                            Secretary/Controller