Form 10-Q
period 1998-09-30
CODDLE CREEK FINANCIAL CORP
filed 1998-10-23
CIK 1045944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1998
                                    --------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ______________________ to __________________

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

Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________
                       ---

As of October 20, 1998 there were issued and outstanding 674,475 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                     Page
                                                                                     ----
  Item 1.    Financial Statements
  Condensed Consolidated Statements of Financial Condition as of
    September 30, 1998 (Unaudited) and December 31, 1997                                1

  Condensed Consolidated Statements of Income and Comprehensive Income for
    the Three Months ended September 30, 1998 and 1997 (Unaudited)                      2

  Condensed Consolidated Statements of Income and Comprehensive Income for
    the Nine Months ended September 30, 1998 and 1997 (Unaudited)                       3

  Condensed Consolidated Statements of Cash Flows for the Nine Months
    ended September 30, 1998 and 1997 (Unaudited)                                       4

  Notes to Condensed Consolidated Financial Statements (Unaudited)                    5-6

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 7-10

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                10

PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                         11
  Item 2.    Changes in Securities and Use of Proceeds                                 11
  Item 3.    Defaults Upon Senior Securities                                           11
  Item 4.    Submission of Matters to a Vote of Security Holders                       11
  Item 5.    Other Information                                                         11
  Item 6.    Exhibits and Reports on Form 8-K                                          11

  Signatures                                                                           12

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                       September 30,        December 31,
ASSETS                                                                     1998                 1997
-----------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)              (Note)
Cash and cash equivalents                                           $        1,347,000   $       37,071,000
Certificates of deposit                                                        100,000              100,000
Securities available for sale                                               17,355,000            3,054,000
Securities held to maturity                                                  1,382,000            2,708,000
Federal Home Loan Bank stock                                                   964,000              930,000
Loans receivable, net                                                      108,019,000          101,982,000
Office properties and equipment, net                                           945,000              891,000
Accrued interest receivable                                                    923,000              755,000
Cash value of life insurance                                                   963,000              971,000
Real estate owned                                                                                    81,000
Deferred income taxes                                                        1,134,000            1,008,000
Prepaid expenses and other assets                                              175,000               34,000
                                                                  -----------------------------------------
       TOTAL ASSETS                                                 $      133,307,000   $      149,585,000
                                                                  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Liabilities:
 Deposits                                                           $       85,645,000   $       99,382,000
 Advances from borrowers for taxes and insurance                               273,000              105,000
 Accounts payable and other liabilities                                        591,000              835,000
 Deferred compensation                                                       2,415,000            2,270,000
                                                                  -----------------------------------------
       TOTAL LIABILITIES                                                    88,924,000          102,592,000
                                                                  -----------------------------------------
Stockholders' Equity:
    Preferred stock, authorized 5,000,000 shares; none issued
    Common stock, no par value, authorized 20,000,000 shares;
        issued 674,475 shares
 Additional paid-in capital                                                 32,494,000           32,494,000
 Retained earnings, substantially restricted                                16,038,000           15,051,000
    Unearned ESOP shares                                                    (4,216,000)            (577,000)
 Accumulated other comprehensive income, unrealized gain
   on securities available for sale, net of tax                                 67,000               25,000
                                                                  -----------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                           44,383,000           46,993,000
                                                                  -----------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      133,307,000   $      149,585,000
                                                                  =========================================

NOTE:  The Condensed Consolidated Statement of Financial
       Condition as of December 31, 1997 has been taken from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                         1998                 1997
---------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Interest income:
 Loans                                                           $        2,317,000  $          2,103,000
 Investment securities                                                      270,000               118,000
 Other                                                                       38,000                27,000
                                                               ------------------------------------------
                                                                          2,625,000             2,248,000
                                                               ------------------------------------------
Interest expense:
 Deposits                                                                 1,010,000             1,189,000
 Federal Home Loan Bank advances                                                                   15,000
                                                               ------------------------------------------
                                                                          1,010,000             1,204,000
                                                               ------------------------------------------
       NET INTEREST INCOME                                                1,615,000             1,044,000
Provision for loan losses                                                    80,000                10,000
                                                               ------------------------------------------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                1,535,000             1,034,000
                                                               ------------------------------------------
 Noninterest income                                                          43,000                51,000
                                                               ------------------------------------------
Noninterest expenses:
 Compensation and employee benefits                                         542,000               764,000
 Net occupancy                                                               74,000                52,000
 Deposit insurance premiums                                                  14,000                 7,000
 Data processing                                                             41,000                43,000
 Other                                                                      197,000               150,000
                                                               ------------------------------------------
                                                                            868,000             1,016,000
                                                               ------------------------------------------
       INCOME BEFORE INCOME TAXES                                           710,000                69,000
Income taxes                                                                217,000                22,000
                                                               ------------------------------------------
       NET INCOME                                                           493,000                47,000
Other comprehensive income, unrealized holding gains arising
 during the period, net of tax                                               54,000
                                                               ------------------------------------------
       COMPREHENSIVE INCOME                                      $          547,000  $             47,000
                                                               ==========================================

Basic earnings per share                                         $             0.79  $                n/a
                                                               ==========================================
Diluted earnings per share                                       $             0.79  $                n/a
                                                               ==========================================
Dividends per share                                              $             0.25  $                n/a
                                                               ==========================================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                        1998                 1997
---------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Interest income:
 Loans                                                           $        6,680,000  $          6,233,000
 Investment securities                                                      699,000               369,000
 Other                                                                      406,000                79,000
                                                               ------------------------------------------
                                                                          7,785,000             6,681,000
                                                               ------------------------------------------
Interest expense:
 Deposits                                                                 3,091,000             3,497,000
 Federal Home Loan Bank advances                                                                   73,000
                                                               ------------------------------------------
                                                                          3,091,000             3,570,000
                                                               ------------------------------------------
       NET INTEREST INCOME                                                4,694,000             3,111,000
Provision for loan losses                                                   200,000               240,000
                                                               ------------------------------------------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                4,494,000             2,871,000
                                                               ------------------------------------------
Noninterest income                                                          137,000               138,000
                                                               ------------------------------------------
Noninterest expenses:
 Compensation and employee benefits                                       1,546,000             1,770,000
 Net occupancy                                                              181,000               143,000
 Deposit insurance premiums                                                  46,000                22,000
 Data processing                                                            135,000               126,000
 Other                                                                      441,000               383,000
                                                               ------------------------------------------
                                                                          2,349,000             2,444,000
                                                               ------------------------------------------
       INCOME BEFORE INCOME TAXES                                         2,282,000               565,000
Income taxes                                                                829,000               231,000
                                                               ------------------------------------------
       NET INCOME                                                         1,453,000               334,000
Other comprehensive income, unrealized holding gains (losses)
 arising during the period, net of tax                                       42,000                (8,000)
                                                               ------------------------------------------
       COMPREHENSIVE INCOME                                      $        1,495,000  $            326,000
                                                               ==========================================

Basic earnings per share                                         $             2.34  $                n/a
                                                               ==========================================
Diluted earnings per share                                       $             2.34  $                n/a
                                                               ==========================================
Dividends per share                                              $             0.75  $                n/a
                                                               ==========================================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                            1998                1997
----------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Cash Flows From Operating Activities
 Net income                                                          $        1,453,000   $        334,000
 Adjustments to reconcile net income to cash provided by
   operating activities:
   Provision for loan losses                                                    200,000            240,000
   Provision for depreciation                                                    48,000             54,000
   Provision for deferred income taxes                                         (145,000)          (307,000)
   Changes in assets and liabilities:
    (Increase) decrease in:
      Interest receivable                                                      (168,000)           (57,000)
      Prepaid expenses and other assets                                        (141,000)           (73,000)
    Increase in:
      Accounts payable and other liabilities                                    177,000            379,000
      Deferred compensation                                                     145,000            198,000
                                                                   ---------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,569,000            768,000
                                                                   ---------------------------------------
Cash Flows From Investing Activities
 Net (increase) decrease in investments                                     (12,948,000)           948,000
 Net increase in loans receivable                                            (6,237,000)        (2,948,000)
 Proceeds from sale of real estate owned                                         81,000
 Purchases of office properties and equipment                                  (102,000)           (34,000)
 Decrease in cash value of life insurance                                         8,000             47,000
                                                                   ---------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                (19,198,000)        (1,987,000)
                                                                   ---------------------------------------
Cash Flows From Financing Activities
 Net increase (decrease) in deposits                                        (13,737,000)         2,313,000
 Loan to ESOP for purchase of stock, net of principal payment                (4,216,000)
 Net payments on Federal Home Loan Bank advances                                                (2,000,000)
 Increase in advances from borrowers for taxes and insurance                    168,000            147,000
 Cash dividends paid                                                           (310,000)
                                                                   ---------------------------------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (18,095,000)           460,000
                                                                   ---------------------------------------
       NET DECREASE IN CASH AND CASH EQUIVALENTS                            (35,724,000)          (759,000)
Cash and cash equivalents:
 Beginning                                                                   37,071,000          2,675,000
                                                                   ---------------------------------------
 Ending                                                              $        1,347,000   $      1,916,000
                                                                   =======================================
Supplemental Disclosure of Cash Flow Information
 Cash payments for:
   Interest                                                          $        3,229,000   $      3,568,000
   Income taxes                                                               1,038,000            376,000
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

In connection with the Conversion, the Bank has agreed with the FDIC that, within the first three years after completion of the Conversion, neither the Company nor the Bank will pay any taxable dividend or make any taxable distribution in excess of their current and retained earnings. The Company and the Bank have agreed to notify the FDIC before issuing a return of capital during the first three years following the conversion.

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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1997, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. The financial statements as of and for the three and nine months ended September 30, 1997 reflect activity of the Bank only. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1997 annual report of the Company.

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

                                                      For the Three Months Ended September 30, 1998
                                           ------------------------------------------------------------------
                                                    Income                Shares              Per Share
                                                  (Numerator)         (Denominator)            Amount
                                           ------------------------------------------------------------------
BASIC AND DILUTED EPS
Income available to stockholders             $      493,000              622,008             $      0.79

                                                       For the Nine Months Ended September 30, 1998
                                           ------------------------------------------------------------------
                                                    Income               Shares               Per Share
                                                  (Numerator)         (Denominator)            Amount
                                           ------------------------------------------------------------------
BASIC AND DILUTED EPS
Income available to stockholders             $      1,453,000            621,509             $      2.34

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4.   DIVIDENDS DECLARED

On September 15, 1998, the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $.25 per share for stockholders of record as of September 30, 1998 and payable on October 15, 1998. The dividends declared were accrued and reported as other liabilities in the September 30, 1998 consolidated statement of financial condition.

NOTE 5.   COMPREHENSIVE INCOME

The Company was required to adopt Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", during the nine months ended September 30, 1998. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The financial statements for the three and nine months ended September 30, 1997 have also been restated to reflect the new statement.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997:

At September 30, 1998 and December 31, 1997 total assets amounted to $133.3 million and $149.6 million, respectively. The decrease from December 31, 1997 to September 30, 1998 is attributed to a decrease in cash and deposits, as the Company refunded deposits to customers as a result of the oversubscription of the stock offering. Loans receivable, net, increased from $102.0 million at December 31, 1997 to $108.0 million at September 30, 1998, a $6.0 million increase. Savings deposits decreased $13.8 million from $99.4 million at December 31, 1997 to $85.6 million at September 30, 1998, due to refunding deposits to customers as a result of the oversubscription of the stock offering. Investment securities increased $13.0 million from $6.8 million at December 31, 1997 to $19.8 million at September 30, 1998, as stock offering proceeds were used to purchase securities during the first nine months of 1998. Stockholders' equity decreased by $2.6 million for the nine months ended September 30, 1998. This decrease is due to $3.6 million of funds used to fully fund the ESOP loan in order to purchase common stock in the open market and $466,000 of dividends declared, offset by net income of $1.5 million.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $1.1 million of loans outstanding which were delinquent more than 90 days at September 30, 1998, compared to $1.4 million at December 31, 1997. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was increased by $196,000 to $889,000 at September 30, 1998 from $693,000 at December 31, 1997. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At September 30, 1998, the Company's capital amounted to $44.4 million, which as a percentage of total consolidated assets was 33.3%, and was considerably in excess of the regulatory capital requirements at such date.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

GENERAL. Net income for the three months ended September 30, 1998 was $493,000 compared to $47,000 during the same quarter in 1997. Net income for the nine months ended September 30, 1998 was $1.5 million compared to $334,000 during the same period in 1997. As discussed below, the increase in earnings was primarily attributable to interest income earned on the increase in average outstanding earning assets due to proceeds received in the stock offering.

INTEREST INCOME. Interest income increased by $377,000 from $2.2 million for the three months ended September 30, 1997 to $2.6 million for the three months ended September 30, 1998. Interest income increased by $1.1 million from $6.7 million for the nine months ended September 30, 1997 to $7.8 million for the nine months ended September 30, 1998. The increase is primarily due to an increase in interest-earning assets, which amounted to $128.7 million at September 30, 1998 as compared to $108.7 million at September 30, 1997. Approximately 97% of the Bank's assets were interest-earning at September 30, 1998, and approximately 84% of such interest-earning assets were held in the form of loans receivable.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTEREST EXPENSE. Interest expense decreased by $194,000 from $1.2 million during the three months ended September 30, 1997 to $1.0 million for the three months ended September 30, 1998. Interest expense decreased by $479,000 from $3.6 million for the nine months ended September 30, 1997 to $3.1 million for the nine months ended September 30, 1998. There was a lower level of average interest-bearing liabilities outstanding during the first three quarters of 1998 in comparison to the same quarters a year earlier due to deposits utilized to purchase stock.

NET INTEREST INCOME. Net interest income increased by $571,000 from $1.0 million for the three months ended September 30, 1997 to $1.6 million for the three months ended September 30, 1998. Net interest income increased by $1.6 million from $3.1 million for the nine months ended September 30, 1997 to $4.7 million for the nine months ended September 30, 1998. The increases are primarily due to the increase in interest income discussed above.

PROVISION FOR LOAN LOSSES. The Bank added $80,000 and $10,000 in loan loss provisions during the quarters ended September 30, 1998 and 1997, respectively, and $200,000 and $240,000 in loan loss provisions during the nine months ended September 30, 1998 and 1997, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. However, during the nine months ended September 30, 1998 and 1997, management determined that its allowance for loan losses should be increased to reflect the credit risk inherent in the portfolio resulting from the changing economic environment in the Bank's market area. At September 30, 1998, the Bank's level of general valuation allowances for loan losses amounted to $889,000, which management believes is adequate to absorb potential losses in its loan portfolio.

NONINTEREST EXPENSE. Noninterest expense decreased by $148,000 to $868,000 for the three month period ended September 30, 1998 from $1.0 million for the same quarter in 1997. Noninterest expense decreased by $95,000 to $2.3 million for the nine months ended September 30, 1998 from $2.4 million for the nine months ended September 30, 1997. During the three months ended September 30, 1997, an additional $210,000 was charged to compensation expense as a result of the termination of the Bank's defined benefit pension plan. Compensation expense includes $109,000 of ESOP expense for the nine months ended September 30, 1998. All other categories of noninterest expense fluctuated by insignificant amounts between the periods.

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity has decreased from December 31, 1997 as deposits were refunded to customers due to the stock oversubscription, however, the Bank's liquidity ratio at September 30, 1998 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

YEAR 2000 ISSUE:

The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Company is heavily dependent on computer systems in the conduct of substantially all of its business activities. The Company's most critical external exposure to Year 2000 system problems is with its new data processing provider, Fiserv. Fiserv recently acquired the Company's former provider, Central Service Corporation. In connection with this change of data processing providers, the Company is being required to purchase new computer software and hardware in order to best utilize Fiserv's capabilities. This new equipment is currently in the testing and implementation stage and is believed to be Year 2000 compliant. The total cost of the new equipment is estimated to be $150,000, of which $74,000 has already been purchased, and is to be operating by the end of the first quarter of 1999. Fiserv also renovated its systems in June of 1998 and is currently testing its remediation efforts. Fiserv plans to have all of its systems Year 2000 compliant by December of 1998. In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the Year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the Year 2000 problem as the new millennium approaches.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not experienced any substantive changes in its portfolio risk during the nine month period ended September 30, 1998.

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

                                             CODDLE CREEK FINANCIAL CORP.

     Dated      October 20, 1998             By:  /s/ George W. Brawley, Jr.
          ------------------------------          ------------------------------
                                                  George W. Brawley
                                                  President and CEO

     Dated      October 20, 1998             By:  /s/ Billy R. Williams
           -----------------------------          ------------------------------
                                                  Billy R. Williams
                                                  Secretary/Controller