Form 10-K
period 1998-12-31
CODDLE CREEK FINANCIAL CORP
filed 1999-03-30
CIK 1045944

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


              For the fiscal year ended         December 31, 1998
                                        -------------------------

               Commission file number        000-23465
                                     --------------------------


                         CODDLE CREEK FINANCIAL CORP.
                        -------------------------------
            (Exact name of registrant as specified in its charter)


          North Carolina                               56-2045998
      --------------------------                     ---------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

      347 North Main Street
    Mooresville, North Carolina                          28115
--------------------------------------                ----------
(Address of principal executive office)               (Zip Code)



                                (704) 664-4888
            ------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


       Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X               No
                                              -------               ------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant (excluding five percent owners as non-affiliates). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $31,375,500 common stock, no par
                                             --------------------------------
value, based on the closing price of such common stock on March 4, 1999.
-------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 698,756 shares of common stock,
                                                 -------------------------------
no par value, outstanding at March 4, 1998.
-------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Coddle Creek Financial Corp. for the year ended December 31, 1998 (the "1998 Annual Report"), are incorporated by reference into
Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders of Coddle Creek Financial Corp. to be held on April 21, 1998, are incorporated by reference into Part III.

Portions of the Registration Statement of Coddle Creek Financial Corp. On Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997, are incorporated by reference into Part IV.

Portions of the Form 10-K for the year ended December 31, 1997, are incorporated by reference into Part IV.

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

     At December 31, 1998, the Company and the Bank had total assets of $135.8 million, net loans of $110.6 million, deposits of $87.6 million and stockholders' equity of $45.1 million.

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

     The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes one-to-four family residential real estate loans, loans secured by multi-family residential and commercial property, construction loans and equity line of credit loans. The Bank also makes loans which are not secured by real property, such as loans secured by pledged deposit accounts and various types of secured and unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, and transactions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and occupancy expenses.

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

     At December 31, 1998, the Company and the Bank had a total of 29 full-time employees and 3 part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in the Form 10-K concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     General.   The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 98% of the Bank's gross loan portfolio is secured by real estate. As of December 31, 1998, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On December 31, 1998, the Bank's largest single outstanding loan had a balance of approximately $500,000. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. The Bank generally does not sell its loans; both fixed and adjustable rate loans are originated with the intention that they will be held in the Bank's loan portfolio.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $110.6 million at December 31, 1998 representing 81.4% of the Bank's total assets at such date. At December 31, 1998, 80.8% of the Bank's gross loan portfolio was composed of one-to-four family residential mortgage loans. Multi-family residential and non-residential real estate loans represented 4.2% on such date. Construction loans and equity line lines represented 6.4% and 6.6%, respectively, of the Bank's loan portfolio, before net items, on such date. As of December 31, 1998, 19% of the loans in the Bank's loan portfolio, before net items, had adjustable interest rates.

     One to Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On December 31, 1998, approximately 82.5% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loan amounts, 15.1% had adjustable interest rates.

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

     As of December 31, 1998, the Bank had 70 loan relationships with individual borrowers in excess of $200,000, totaling approximately $18.7 million or 16.9% of the Bank's total loan portfolio. The majority of these loans are secured by residential real estate located near or on Lake Norman, North Carolina, which is located in parts of Catawba, Iredell, Lincoln and Mecklenburg counties. While these loans are performing according to the terms of their loan documents, an economic downturn in the Bank's primary market area, in which Lake Norman is located, could have an adverse effect on the performance of these loans.

     See also Note 3 of the "Notes to Consolidated Financial Statements" in the 1998 Annual Report.

Investment Securities

     Interest and dividend income from investment securities generally provides the second largest source of income to the Company and the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions.

     At December 31, 1998, the Company's investment portfolio totaled approximately $20.5 million and consisted of U.S. government and agency securities, municipal bonds, interest-earning deposits in other financial institutions, certificates of deposit and stock of the FHLB of Atlanta.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1998, the Bank's investment in stock of the FHLB of Atlanta was $964,000.

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

     Permitted investments include FHLB daily time deposits, insured certificates of deposit, government securities and government agency securities. The investment policy also permits investment in the general obligations of municipalities primarily located within North Carolina. Such general obligations are considered less risky since they are repaid with taxes collected by the municipality, not with revenues from a particular project. At December 31, 1998, $2.3 million or 11.4% of the Company's investment portfolio consisted of municipal bonds issued by municipalities located in North Carolina, all of which had an A or above rating by Moodys Investment Service.

     At December 31, 1998, the market value of the Company's investment securities available for sale and held to maturity, excluding interest-earning deposits, certificates of deposit and stock of the FHLB of Atlanta (all of which had a total cost of $8.9 million) were $10.2 million and $1.4 million, respectively.

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

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 1998, 69.7% of the Bank's deposits consisted of certificate accounts, 11.7% consisted of passbook savings accounts, 15.8% consisted of interest-bearing transaction accounts and 2.8% consisted of noninterest-bearing transaction accounts.
Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

     At December 31, 1998, 1997 and 1996, the Bank's deposits totaled $87.6 million, $99.4 million, and $93.8 million, respectively.

     See Note 5 to the "Notes to Consolidated Financial Statements" in the 1998 Annual Report.

     Borrowings.    Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had no outstanding borrowings from the FHLB of Atlanta at December 31, 1998.

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

     Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. Major employers include Lake Norman Regional Medical Center, Panasonic, and Mashushita Compressor Corporation.

Competition

     The Bank has operated in the Mooresville community for more than 60 years and is the only financial institution headquartered in Mooresville. However, the Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. Two national money center commercial banks are currently headquartered in Charlotte, North Carolina, which is only 30 miles from the Bank's primary market area. As of December 31, 1998, there were 9, 8 and 8 depository institutions with 15, 10 and 9 offices in Mooresville, Cornelius and Huntersville, North Carolina, respectively. Based upon June 30, 1998 comparative data, the Bank had 19.3% and 6.6% of the deposits in Mooresville and Iredell County, respectively. As a result of this intense competition, the Bank's branch offices, excluding the Mooresville office, have lower levels of deposits than the industry average.

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

Regulation of the Bank

     General.   Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time. Such changes may or may not be favorable to the Bank.

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

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Deposit Insurance. The Bank's deposit accounts are insured by the FDIC under the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is also subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by the SAIF members shall be as specified in a schedule required to be issued by the FDIC that would specify, at semiannual intervals, target reserve ratios designed to maintain a reserve ratio of 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department. The FDIC has established a risk-based assessment schedule, having assessments ranging from 0% to 0.27% of an institution's average assessment base, with most banks paying 0%. The actual assessment to be paid by each SAIF member is based on an institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In addition, the Bank is charged an assessment to help pay interest on the FICO bonds at an annual rate of approximately 0.015% of the bank's average assessment base until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist. Based on the current financial condition and capital levels of the Bank, the Bank does not expect that the current risk-based assessment schedule will have a material impact on the Bank's future earnings.

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1998, the Bank had a leverage ratio of 23.14%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

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

     As of December 31, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $662,000. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $964,000.

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

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

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

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 15.9%. Prior to and following that date, the Bank's liquidity ratio exceeded 10% of total assets. At December 31, 1998, the Bank had $12.0 million in available credit with the FHLB of Atlanta and stable, core-like time deposits of $100,000 or more of approximately $11.5 million.
     Additional Limitations on Activities. FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

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

     Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 1998, the most recent notification received by the Bank from the FDIC categorized the Bank as well-capitalized.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

     The following table sets forth the location of the Bank's principal office in Mooresville, North Carolina and its full service branch office in Cornelius and Huntersville, North Carolina, as well as certain other information relating to these offices as of December 31, 1998.

                                                             Owned
                                           Net Book Value      or          Deposits
               Address                      of Property      leased     (In Thousands)
-------------------------------------      --------------    ------     --------------

Mooresville:                                  $226,000       Owned          $73,794
347 North Main Street
Mooresville, North Carolina 28115

Cornelius:                                    $286,000       Owned          $ 7,727
20209 Highway 73 West
Cornelius, North Carolina 28031

Huntersville:                                 $189,000       Owned          $ 6,048
401 Gilead Road
Huntersville, North Carolina 28078
                                              $701,000                      $87,569
                                              ========                      =======

     In addition, the Bank owns a 1.24 acre lot located at Highway 150 West, 239 West Plaza Drive, Mooresville, North Carolina, purchased in 1988 for future expansion purposes. The net book value of this property at December 31, 1998 was $65,000. The total net book value of the Bank's furniture, fixtures and equipment on December 31, 1998 was $233,000. The properties are considered by the Bank's management to be in good condition.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 59 in the Company's 1998 Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Regulation of the Bank-- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Consolidated Financial Data" on pages 2 and 3 of the Company's 1998 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Operating Results" on pages 4 through 18 in the Company's 1998 Annual Report, which section is incorporated herein by reference.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 6 and 7 of the Company's 1998 Annual Report are herein incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 19 through 57 of the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on pages 6 through 7 of the Proxy Statement of the 1999 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1
- Election of Directors - Executive Officers" on page 9 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on pages 8 through 9 and " - Executive Compensation" on pages 10 through 13 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 6 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 16 of the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Company's 1998 Annual Report which is attached hereto as Exhibit (13) and incorporated herein by reference) including the following:

          (a)  Independent Auditors' Report

          (b) Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

          (c) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

          (d) Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

          (e) Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1998, 1997 and 1996

          (f)  Notes to Consolidated Financial Statements

14(a)2.        Consolidated Financial Statement Schedules

               All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated
               Financial Statements.

14(a)3.        Exhibits

               Exhibit (3)(i)      Certificate of Incorporation, incorporated herein by reference to Exhibit
                                   (3)(i) to the Registration Statement on Form S-1, Registration No.  333-
                                   35497, dated September 12, 1997, and amended on November 5 and 10, 1997.

               Exhibit (3)(ii)     Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the
                                   Registration Statement on Form S-1, Registration No.  333-35497, dated
                                   September 12, 1997, and amended on November 5 and 10, 1997.

               Exhibit (4)         Specimen Stock Certificate, incorporated herein by reference to Exhibit
                                   (4) to the Registration Statement on Form S-1, Registration No.  333-35497,
                                   dated September 12, 1997, and amended on November 5 and 10, 1997.

               Exhibit (10)(a)     Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and
                                   George W. Brawley, Jr. dated December 30, 1997, as amended on December 15,
                                   1998.

               Exhibit (10)(b)     Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and
                                   Dale W. Brawley dated December 30, 1997, as amended on December 15, 1998.

               Exhibit (10)(c)     Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and
                                   Billy R. Williams dated December 30, 1997, as amended on December 15, 1998.

               Exhibit (10)(d)     Employee Stock Ownership Plan and Trust of Mooresville Savings Bank, Inc.,
                                   S.S.B., incorporated by reference to Exhibit 10(d) to the Company's Form
                                   10-K for the year ended December 31, 1997.

               Exhibit (10)(e)     Mooresville Savings Bank, Inc., S.S.B. Severance Plan, incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-1,
                                   Registration No. 333-35497, dated September 12, 1997, and as amended on
                                   November 5 and 10, 1997.

               Exhibit (10)(f)     Capital Maintenance Agreement between Coddle Creek Financial Corp. and
                                   Mooresville Savings Bank, Inc., S.S.B., incorporated by reference to Exhibit
                                   10(f) to the Company's Form 10-K for the year ended December 31, 1997.

               Exhibit (10)(g)     Management Recognition Plan of Mooresville Savings Bank, Inc., S.S.B.

               Exhibit (10)(h)     Stock Option Plan of Coddle Creek Financial Corp.

               Exhibit (10)(i)     (i) Amended and Restated Retirement Payment Agreements between Mooresville
                                   Savings Bank, Inc., S.S.B. and each of Donald R. Belk,

                                   George W. Brawley and Claude U. Voils, Jr. dated September 3, 1979, as amended and restated September 8, 1997.

                                   (ii)   Retirement Payment Agreement between Mooresville Savings Federal Savings &
                                   Loan Association and Calvin E. Tyner dated September 3, 1979, as amended on
                                   September 8, 1997.

                                   (iii)  Amended and Restated Director's Deferred Compensation Agreements between
                                   Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W.
                                   Brawley, Jr., Calvin E. Tyner, and Claude U. Voils, Jr. dated January 1, 1985, as amended and restated on March 31, 1988 and September 8, 1997 and as amended for
                                   Messrs. Belk, Brawley, and Voils on December 16, 1998.

                                   (iv)   Amended and Restated Director's Deferred Compensation Agreements between
                                   Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W.
                                   Brawley, Jr.., Calvin E. Tyner, and Claude U. Voils, Jr. dated December 1, 1985, as amended and restated on September 8, 1997 and as amended for Messrs. Belk,
                                   Brawley and Voils on December 16, 1998.

                                   (v)    Amended and Restated Retirement Plan Agreements between Mooresville Savings
                                   Bank, Inc., S.S.B. and each of George W. Brawley, Jr., Donald R. Belk, Claude U.
                                   Voils, Jr. and Calvin E. Tyner dated November 1, 1993, as amended and restated on
                                   September 15, 1997, and as amended for Messrs. Brawley, Belk, and Voils on December
                                   16, 1998.

                                   (vi)   Amended and Restated Retirement Payment Agreements between Mooresville Savings
                                   Bank, S.S.B. and George W. Brawley, Jr. dated December 1, 1990, as amended and restated on September 8, 1997 and as amended on December 16, 1998.

                                   (vii)  Amended and Restated Retirement Payment Agreement between Mooresville Savings
                                   Bank, S.S.B. and Dale W. Brawley dated November 1, 1990, amended and restated on
                                   October 21, 1993, as amended and restated on September 8, 1997.

                                   (viii) Amended and Restated Retirement Payment Agreements between (a) Mooresville
                                   Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., and Claude U. Voils, Jr. dated March 1, 1993, as amended and restated on September
                                   8, 1997 and as amended for each of them on December 16, 1998 and (b) Mooresville
                                   Savings Bank, Inc., S.S.B. and Dale W. Brawley dated February 11, 1993, as amended and restated on October 21, 1993 and September 8, 1997.

                                   (ix)   Amended and Restated Retirement Payment Agreements between Mooresville Savings
                                   Bank, Inc., S.S.B. and each of Dale W. Brawley and George W. Brawley, Jr. dated August
                                   1, 1993, amended and restated on October 23, 1993 for Dale W. Brawley, as amended and restated on September 8, 1997, and as amended for George W. Brawley on December 16, 1998.

                                   (x)    Amended and Restated Retirement Payment Agreement between Mooresville Savings
                                   Bank, Inc., S.S.B. and Jack G. Lawler dated June 1, 1994, as amended and restated on
                                   September 8, 1997.

                                   (xi)   Amended and Restated Salary Continuation Agreements between Mooresville Savings
                                   Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr., Patricia B.
                                   Clontz, and Richard E. Woods dated September 1, 1984, as amended and restated on
                                   September 17, 1997, and as amended for George W. Brawley on December 16, 1998.

                                   (xii)  Amended and Restated Supplemental Income Agreements between Mooresville
                                   Savings Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr.,
                                   Billy R. Williams, Donald G. Jones and Richard E. Woods dated November 1, 1993, as amended and restated on September 17, 1997, and as amended for George W. Brawley on December 16, 1998.

                                   (xiii) Amended and Restated Salary Continuation Agreements between Mooresville
                                   Savings Bank, S.S.B. and each of Lucille Doster, Marie Hedrick, Carol Huffman,
                                   Brenda Johnson, D. Glenn Jones, and Nancy Lee Petrea dated February 1, 1988, as amended and restated on September 17, 1997.

               Exhibit (10)(j)     Mooresville Savings Bank, Inc., S.S.B. Non-Qualified Excess Savings Plan,
                                   incorporated herein by reference to Exhibit 10(i)  to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on
                                   November 5 and 10, 1997.

               Exhibit (11)        Statement regarding computation of per share earnings.

               Exhibit (12)        Statement regarding computation of ratios.

               Exhibit (13)        1998 Annual Report to Security Holders.

               Exhibit (21)        See Item 1.  "Business" for discussion of subsidiaries.

               Exhibit (23)        Consent of Independent Certified Public Accountants.

               Exhibit (27)        Financial Data Schedule.


14(b)          The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December
               31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CODDLE CREEK FINANCIAL CORP.


Date:  March 25, 1999         By:    /s/ George W. Brawley, Jr.
                                    ---------------------------------
                                    George W. Brawley, Jr.
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                  Title                   Date
---------                                  -----                   ----

 /s/ George W. Brawley, Jr.      President, Chief Executive   March 25, 1999
------------------------------
George W. Brawley, Jr.           Officer and Director

 /s/ Dale W. Brawley             Executive Vice President,    March 25, 1999
------------------------------
Dale W. Brawley                  Treasurer and Director

 /s/ Billy R. Williams           Chief Financial Officer,     March 25, 1999
------------------------------
Billy R. Williams                Chief Accounting Officer,
                                 Controller and Secretary

 /s/ Willis L. Barnette          Director                     March 25, 1999
------------------------------
Willis L. Barnette


 /s/ Donald R. Belk              Director                     March 25, 1999
------------------------------
Donald R. Belk

                                 Director                     March 25, 1999
------------------------------
Jack G. Lawler

 /s/ Claude U. Voils, Jr.        Director                     March 25, 1999
------------------------------
Claude U. Voils, Jr.

                               INDEX TO EXHIBITS


Exhibit No.              Description
-----------              -----------

Exhibit (10)(a)     Employment Agreement between Mooresville Savings Bank, Inc.,
                    S.S.B. and George W. Brawley, Jr. dated December 30, 1997, as amended on December 15, 1998.

Exhibit (10)(b)     Employment Agreement between Mooresville Savings Bank, Inc.,
                    S.S.B. and Dale W. Brawley dated December 30, 1997, as amended on December 15, 1998.

Exhibit (10)(c)     Employment Agreement between Mooresville Savings Bank, Inc.,
                    S.S.B. and Billy R. Williams dated December 30, 1997, as amended on December 15, 1998.

Exhibit (10)(g)     Management Recognition Plan of Mooresville Savings Bank,
                    Inc., S.S.B.

Exhibit (10)(h)     Stock Option Plan of Coddle Creek Financial Corp.

Exhibit (10)(i)     (i) Amended and Restated Retirement Payment Agreements
                    between Mooresville Savings Bank, Inc., S.S.B. and each of
                    Donald R. Belk, George W. Brawley and Claude U. Voils, Jr.
                    dated September 3, 1979, as amended and restated September
                    8, 1997.

                    (ii) Retirement Payment Agreement between Mooresville Savings Federal Savings & Loan Association and Calvin E. Tyner dated September 3, 1979, as amended on September 8, 1997.

                    (iii) Amended and Restated Director's Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., Calvin
                    E. Tyner, and Claude U. Voils, Jr. dated January 1, 1985, as amended and restated on March 31, 1988 and September 8, 1997 and as amended for Messrs. Belk, Brawley, and Voils on December 16, 1998.

                    (iv) Amended and Restated Director's Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr.., Calvin
                    E. Tyner, and Claude U. Voils, Jr. dated December 1, 1985, as amended and restated on September 8, 1997 and as amended for Messrs. Belk, Brawley and Voils on December 16, 1998.

                    (v) Amended and Restated Retirement Plan Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of George W. Brawley, Jr., Donald R. Belk, Claude U. Voils, Jr. and Calvin E. Tyner dated November 1, 1993, as amended and restated on September 15, 1997, and as amended for Messrs. Brawley, Belk, and Voils on December 16, 1998.

                    (vi) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, S.S.B. and George W. Brawley, Jr. dated December 1, 1990, as amended and restated on September 8, 1997 and as amended on December 16, 1998.

                    (vii) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank, S.S.B. and Dale W. Brawley dated November 1, 1990, amended and restated on October 21, 1993, as amended and restated on September 8, 1997.

Exhibit No.              Description
-----------              -----------

                    (viii) Amended and Restated Retirement Payment Agreements between (a) Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., and Claude U. Voils, Jr. dated March 1, 1993, as amended and restated on September 8, 1997 and as amended for each of them on December 16, 1998 and (b) Mooresville Savings Bank, Inc., S.S.B. and Dale W. Brawley dated February 11, 1993, as amended and restated on October 21, 1993 and September 8, 1997.

                    (ix) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley and George W. Brawley, Jr. dated August 1, 1993, amended and restated on October 23, 1993 for Dale W. Brawley, as amended and restated on September 8, 1997, and as amended for George W. Brawley on December 16, 1998.

                    (x) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Jack G. Lawler dated June 1, 1994, as amended and restated on September 8, 1997.

                    (xi) Amended and Restated Salary Continuation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr., Patricia B. Clontz, and Richard E. Woods dated September 1, 1984, as amended and restated on September 17, 1997, and as amended for George W. Brawley on December 16, 1998.

                    (xii) Amended and Restated Supplemental Income Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr., Billy R. Williams, Donald G. Jones and Richard E. Woods dated November 1, 1993, as amended and restated on September 17, 1997, and as amended for George W. Brawley on December 16, 1998.

                    (xiii) Amended and Restated Salary Continuation Agreements between Mooresville Savings Bank, S.S.B. and each of Lucille Doster, Marie Hedrick, Carol Huffman, Brenda Johnson, D. Glenn Jones, and Nancy Lee Petrea dated February 1, 1988, as amended and restated on September 17, 1997.

Exhibit (11)        Statement regarding computation of per share earnings.

Exhibit (12)        Statement regarding computation of ratios.

Exhibit (13)        1998 Annual Report to Security Holders.

Exhibit (23)        Consent of Independent Certified Public Accountants.

Exhibit (27)        Financial Data Schedule.