Form 10-Q
period 1999-03-31
CODDLE CREEK FINANCIAL CORP
filed 1999-05-14
CIK 1045944

                                UNITED  STATES
                     SECURITIES AND  EXCHANGE  COMMISSION
                            Washington  D.C. 25049

                                   FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended          March 31, 1999
                                      -------------------------------------

                                      OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

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

Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                       ---

As of May 1, 1999 there were issued and outstanding 698,756 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                 Page
                                                                               -------
  Item 1.   Financial Statements
  Condensed Consolidated Statements of Financial Condition as of
   March 31, 1999 (Unaudited) and December 31, 1998                                  1

  Condensed Consolidated Statements of Income and Comprehensive Income for
   the Three Months ended March 31, 1999 and 1998 (Unaudited)                        2

  Condensed Consolidated Statements of Cash Flows for the Three Months
   ended March 31, 1999 and 1998 (Unaudited)                                         3

  Notes to Condensed Consolidated Financial Statements (Unaudited)               4 - 6

  Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                            7 - 10

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk              10

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                       11
  Item 2.   Changes in Securities and Use of Proceeds                               11
  Item 3.   Defaults Upon Senior Securities                                         11
  Item 4.   Submission of Matters to a Vote of Security Holders                     11
  Item 5.   Other Information                                                       11
  Item 6.   Exhibits and Reports on Form 8-K                                        11

  Signatures                                                                   12 - 13

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1999 AND DECEMBER 31, 1998

                                                               March 31,      December 31,
ASSETS                                                           1999            1998
------------------------------------------------------------------------------------------
                                                             (Unaudited)        (Note)
Cash and cash equivalents                                  $   10,874,000   $    8,245,000
Certificates of deposit                                           100,000          100,000
Securities available for sale                                   5,033,000       10,244,000
Securities held to maturity                                     1,387,000        1,381,000
Federal Home Loan Bank stock                                    1,060,000          964,000
Loans receivable, net                                         113,127,000      110,578,000
Office properties and equipment, net                            1,103,000          999,000
Accrued interest receivable                                       812,000          908,000
Cash value of life insurance                                    1,064,000        1,075,000
Deferred income taxes                                           1,205,000        1,193,000
Prepaid expenses and other assets                                 168,000          124,000
                                                           -------------------------------
     TOTAL ASSETS                                          $  135,933,000   $  135,811,000
                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Liabilities:
 Deposits                                                  $   87,108,000   $   87,569,000
 Advances from borrowers for taxes and insurance                  161,000          110,000
 Accounts payable and other liabilities                           553,000          522,000
 Deferred compensation                                          2,510,000        2,491,000
                                                           -------------------------------
     TOTAL LIABILITIES                                         90,332,000       90,692,000
                                                           -------------------------------
Stockholders' Equity:
 Preferred stock, authorized 5,000,000 shares; none issued
 Common stock, no par value, authorized 20,000,000 shares;
  March 31, 1999 issued 698,756 shares, December 31, 1998
  issued 674,475 shares
 Additional paid-in capital                                    33,988,000       32,461,000
 Retained earnings, substantially restricted                   16,671,000       16,633,000
 Unearned ESOP shares                                          (4,021,000)      (4,021,000)
 Deferred management recognition plan                          (1,060,000)
 Accumulated other comprehensive income, unrealized gain
  on securities available for sale, net of tax                     23,000           46,000
                                                           -------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                45,601,000       45,119,000
                                                           -------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  135,933,000   $  135,811,000
                                                           ===============================

NOTE: The Condensed Consolidated Statement of Financial Condition as of December 31, 1998 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
 COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                             1999           1998
------------------------------------------------------------------------------------
                                                              (Unaudited)
Interest income:
 Loans                                                   $  2,250,000   $  2,194,000
 Investment securities                                        144,000        185,000
 Other                                                         85,000        283,000
                                                         ---------------------------
                                                            2,479,000      2,662,000
Interest expense:
 Deposits                                                     972,000      1,060,000
                                                         ---------------------------
     NET INTEREST INCOME                                    1,507,000      1,602,000
Provision for loan losses                                           -         60,000
                                                         ---------------------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,507,000      1,542,000
                                                         ---------------------------
Noninterest income                                             50,000         48,000
                                                         ---------------------------
Noninterest expenses:
 Compensation and employee benefits                           988,000        477,000
 Net occupancy                                                 50,000         53,000
 Deposit insurance premiums                                    14,000         15,000
 Data processing                                               66,000         48,000
 Other                                                        138,000        110,000
                                                         ---------------------------
                                                            1,256,000        703,000
                                                         ---------------------------
     INCOME BEFORE INCOME TAXES                               301,000        887,000
Income taxes                                                  101,000        368,000
                                                         ---------------------------
     NET INCOME                                               200,000        519,000
                                                         ---------------------------
Other comprehensive income, unrealized holding losses
 arising during the period, net of tax                        (23,000)       (13,000)
                                                         ---------------------------
     COMPREHENSIVE INCOME                                $    177,000   $    506,000
                                                         ===========================

Basic earnings per share                                 $        .32   $        .84
                                                         ===========================
Diluted earnings per share                               $        .32   $        .84
                                                         ===========================
Dividends per share                                      $        .25   $        .25
                                                         ===========================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED Statements of CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                      1999            1998
-----------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Cash Flows From Operating Activities
 Net income                                                     $      200,000  $       519,000
 Adjustments to reconcile net income to cash provided by
  operating activities:
  Provision for loan losses                                                  -           60,000
  Provision for depreciation                                            16,000           10,000
  Amortization of deferred management recognition plan                 482,000                -
  ESOP compensation                                                    (15,000)               -
  Changes in assets and liabilities:
   (Increase) decrease in:
    Interest receivable                                                 96,000         (102,000)
    Cash value of life insurance                                        11,000          (14,000)
    Prepaid expenses and other assets                                  (44,000)         (37,000)
   Increase in:
    Accounts payable and other liabilities                              24,000          149,000
    Deferred compensation                                               19,000           67,000
                                                                -------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         789,000          652,000
                                                                -------------------------------
Cash Flows From Investing Activities
 Net (increase) decrease in investments                              5,074,000      (10,409,000)
 Net increase in loans receivable                                   (2,549,000)      (1,327,000)
 Purchases of office properties and equipment                         (120,000)               -
                                                                -------------------------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             2,405,000      (11,736,000)
                                                                -------------------------------
Cash Flows From Financing Activities
 Net decrease in deposits                                             (461,000)     (11,817,000)
 Loan to ESOP for purchase of stock, net of principal payment                -       (4,216,000)
 Increase in advances from borrowers for taxes and insurance            51,000           64,000
 Cash dividends paid                                                  (155,000)               -
                                                                -------------------------------
     NET CASH USED IN FINANCING ACTIVITIES                            (565,000)     (15,969,000)
                                                                -------------------------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,629,000      (27,053,000)
Cash and cash equivalents:
 Beginning                                                           8,245,000       37,071,000
                                                                -------------------------------
 Ending                                                         $   10,874,000  $    10,018,000
                                                                ===============================

Supplemental Disclosure of Cash Flow Information
 Cash payments for:
  Interest                                                      $    1,000,000  $     1,140,000
  Income taxes                                                         128,000          137,000
 Change in accrued dividends                                             7,000          155,000

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE I.   NATURE OF BUSINESS

On December 30, 1997, pursuant to a Plan of Conversion which was approved by it members and regulators, Mooresville Savings Bank, Inc., SSB (the "Bank" or "Mooresville Savings Bank") converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion") and became a wholly-owned subsidiary of Coddle Creek Financial Corp. (the "Company"). Coddle Creek was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Mooresville Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP"), which was established in connection with the Conversion. The closing of the offering occurred on December 30, 1997 and resulted in the issuance of 674,475 shares of common stock at a price of $50.00 per share, for proceeds of $32,494,000 (net of $1,230,000 in conversion costs). The Company transferred $14,134,000 of the net proceeds to Mooresville Savings for the purchase of all of the common stock of the Bank. The Company then loaned the ESOP trust $4,216,000 to purchase 53,958 shares of common stock in the open market.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS (CONTINUED)

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. For a period of five years after its Conversion, the Bank must obtain written approval from the Administrator of the North Carolina Savings Institutions Division before declaring or paying a cash dividend on its common stock in an amount in excess of one-half of the greater of (i) the Bank's net income for the most recent fiscal year end, or (ii) the average of the Bank's net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1998, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals, except for the implementation of the Management Recognition Plan discussed in Note 5) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Company.

NOTE 3.   EARNINGS PER SHARE

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position
93-6, Employers' Accounting for Employee Stock Ownership Plans.   For purposes
of this computation, the number of shares of common stock purchased by the Bank's ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Stock options are not included in the calculations because they are anti-dilutive. The following are reconciliations of the amounts used in the per share calculations for 1999 and 1998:

                                           For the Three Months Ended
                                             March 31, 1999 and 1998
                                     --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)    Amount
                                     --------------------------------------
Basic EPS and diluted EPS for 1999   $    200,000       632,385  $    0.32
Basic EPS and diluted EPS for 1998        519,000       621,014       0.84

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 4.   DIVIDENDS DECLARED

On March 9, 1999, the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $.25 per share for stockholders of record as of March 31, 1999 and payable on April 15, 1999. The dividends declared were accrued and reported as other liabilities in the March 31, 1999 condensed consolidated statement of financial condition.

NOTE 5.   STOCK OPTION AND MANAGEMENT RECOGNITION PLANS

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 1999. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations.

The MRP reserved for issuance 26,979 shares of common stock to officers, directors, and employees at the time of the adoption. The Bank issued 24,281 shares from authorized but unissued common stock to fund the MRP on January 26, 1999. The restricted common stock under the MRP vests 25% at the date of grant and 25% annually beginning on the one year anniversary of the date of grant.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998:

At March 31, 1999 and December 31, 1998 total assets amounted to $135.9 million and $135.8 million, respectively. Loans receivable, net, increased from $110.6 million at December 31, 1998 to $113.1 million at March 31, 1999, a $2.5 million increase. Savings deposits decreased $461,000 from $87.6 million at December 31, 1998 to $87.1 million at March 31, 1999. Investment securities decreased $5.1 million from $12.7 million at December 31, 1998 to $7.6 million at March 31, 1999 due to the maturity of securities during the first quarter of 1999. Stockholders' equity increased by $482,000 for the three months ended March 31, 1999. This increase is due to $482,000 that was recorded to additional paid-in capital that is associated with the implementation of the MRP and net income of $200,000 offset by $162,000 of dividends declared.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $929,000 of loans outstanding which were delinquent more than 90 days at March 31, 1999, compared to $1.4 million at December 31, 1998. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was increased by $4,000 to $899,000 at March 31, 1999 from $895,000 at December 31, 1998. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At March 31, 1999, the Company's capital amounted to $45.6 million, which as a percentage of total consolidated assets was 33.5%, and was considerably in excess of the regulatory capital requirements at such date.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

GENERAL. Net income for the three months ended March 31, 1999 was $200,000 compared to $519,000 during the same quarter in 1998. As discussed above, the decrease in earnings was primarily attributable to the implementation of the MRP which resulted in additional expense of $482,000 during the first quarter of 1999.

INTEREST INCOME. Interest income decreased by $183,000 from $2.7 million for the three months ended March 31, 1998 to $2.5 million for the three months ended March 31, 1999. The decrease is primarily due to a decrease in the average balance of interest-earning deposits during the first quarter of 1999 as compared to 1998. Approximately 97% of the Bank's assets were interest-earning at March 31, 1999, and approximately 86% of such interest-earning assets were held in the form of loans receivable.

INTEREST EXPENSE.   Interest expense decreased by $88,000 from $1.1 million
during the three months ended March 31, 1998 to $1.0 million for the three months ended March 31, 1999. The decrease is due to a lower level of average interest-bearing liabilities outstanding during the first quarter of 1999 in comparison to the same quarter a year earlier.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NET INTEREST INCOME. Net interest income decreased by $95,000 from $1.6 million for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999, primarily due to the decrease in interest income discussed above.

PROVISION FOR LOAN LOSSES. The Bank added $-0- and $60,000 in loan loss provisions during the quarters ended March 31, 1999 and 1998, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At March 31, 1999, the Bank's level of general valuation allowances for loan losses amounted to $899,000, which management believes is adequate to absorb potential losses in its loan portfolio.

NONINTEREST EXPENSE. Noninterest expense increased from $703,000 to $1.3 million for the three month period ended March 31, 1998 and 1999, respectively. Compensation expense included $482,000 of MRP expense for the three months ended March 31, 1999. The restricted common stock under the MRP vests 25% immediately at the date of grant and 25% annually beginning on the one year anniversary of the date of grant. All other categories of noninterest expense fluctuated by insignificant amounts between the two periods.

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 1999 was considerably in excess of such requirements. The Bank's liquidity has decreased from December 31, 1998 as investment securities that matured were used to fund loan growth. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

IMPACT OF THE INFLATION AND CHANGING PRICES:

The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Bank are primarily monetary in nature and changes in market interest rates have a greater impact on the Bank's performance than do the effects of inflation.

IMPACT OF THE YEAR 2000:

A lot of attention has been given to the impact that the year 2000 date change will have on businesses, utilities and other organizations that rely on computerized systems to help run their operations. The year 2000 date change can affect any system that uses computer software or computer chips including automated equipment and machinery. For example, many computer programs and computer chips store the calendar year portion of the date as two digits rather than four digits. These software programs and chips record the year 1999 as "99". This approach works until the year 2000 when the "00" may be interpreted as the year 1900 instead of the year 2000. Banks use computer systems to perform financial calculations, transfer funds, record deposits and loan payments, run security systems and vaults and a myriad of other functions. Because banks rely heavily on their computer systems, the Federal Financial Institutions Examination Council ("FFIEC") has placed significant emphasis on the problems surrounding the year 2000 issues and has required financial institutions to document the assessment, testing and corrections made to ready their computer systems and programs for the year 2000 date change. The FFIEC has strict regulations, guidelines, and milestones in place that each FDIC insured financial institution must follow in order to remain operational. The Company's board of directors has remained informed of the Company's position and progress in its year 2000 project.

The Company's year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The Company's most critical external exposure to year 2000 system problems is with its data processing provider, Fiserv. Fiserv renovated its systems in June 1998 and is currently testing its remediation efforts. Fiserv planned to have all of its systems year 2000 compliant by December 1998. Fiserv has responded to the Company that renovation of its program is virtually complete. In the event that Fiserv is unable to make the necessary corrections to its programs to accommodate the year 2000, the Company will convert its data to one of the other Fiserv programs that is able to operate in the 2000 environment. In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches. Management estimates the cost to replace the computer hardware and software with year 2000 compliment equipment to be approximately $150,000.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company is dependent upon electricity, telephone lines, computer hardware and Fiserv's data processing capability.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Company is not aware of any major year 2000 problems that exist with its electric utility and phone company. The Company is encouraged that both companies will have all material year 2000 problems addressed well before December 31, 1999. However, the Company believes that a temporary unavailability of electrical power will not hinder safe and secure operations. The Company will rely on manual operations and all of the necessary supplies will be stored on hand by September 1, 1999 at each location. To prevent difficulties in the event there is an unforeseen interruption in either telephone or electrical service when the year changes, the Company will print hard copies of all account information. In addition, the Company will download all account information into programs on the Company's hardware that will allow bank personnel to extract customer information without regard to outside sources.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not experienced any substantive changes in its portfolio risk during the three month period ended March 31, 1999.

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

                                                CODDLE CREEK FINANCIAL CORP.

Dated      May 1, 1999                      By:   /s/ George W. Brawley, Jr.
     -------------------------                 ---------------------------------
                                            George W. Brawley
                                            President and CEO

Dated      May 1, 1999                      By:   /s/ Billy R. Williams
     -------------------------                 ---------------------------------
                                            Billy R. Williams
                                            Secretary/Controller

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CODDLE CREEK FINANCIAL CORP.

Dated      May 1, 1999                      By:      ___________________________
     -------------------------
                                            George W. Brawley
                                            President and CEO

Dated      May 1, 1999                      By:      ___________________________
     -------------------------
                                            Billy R. Williams
                                            Secretary/Controller