Form 10-Q
period 1999-06-30
CODDLE CREEK FINANCIAL CORP
filed 1999-08-03
CIK 1045944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended        June 30, 1999
                                      ------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _________________ to ___________________


                       Commission File Number 000-23465
                                              ---------

                         Coddle Creek Financial Corp.
                         ---------------------------
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

As of August 1, 1999 there were issued and outstanding 698,756 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                                    Page
                                                                                                    ----
    Item 1.    Financial Statements
   Condensed Consolidated Statements of Financial Condition as of
   June 30, 1999 (Unaudited) and December 31, 1998                                                     1

   Condensed Consolidated Statements of Income and Comprehensive Income for
    the Three Months ended June 30, 1999 and 1998 (Unaudited)                                          2

   Condensed Consolidated Statements of Income and Comprehensive Income for
    the Six Months ended June 30, 1999 and 1998 (Unaudited)                                            3

   Condensed Consolidated Statements of Cash Flows for the Six Months
    ended June 30, 1999 and 1998 (Unaudited)                                                           4

    Notes to Condensed Consolidated Financial Statements (Unaudited)                               5 - 7

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                     8 - 11

    Item 3.     Quantitative and Qualitative Disclosures about Market Risk                            11

PART II.    OTHER INFORMATION

    Item 1.     Legal Proceedings                                                                     12
    Item 2.     Changes in Securities and Use of Proceeds                                             12
    Item 3.     Defaults Upon Senior Securities                                                       12
    Item 4.     Submission of Matters to a Vote of Security Holders                                   12
    Item 5.     Other Information                                                                     12
    Item 6.     Exhibits and Reports on Form 8-K                                                      12
    Signatures                                                                                   13 - 14

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1999 and December 31, 1998


                                                                                            June 30,              December 31,
ASSETS                                                                                        1999                    1998
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)               (Note)
Cash and cash equivalents                                                                  $  10,360,000       $   8,245,000
Certificates of deposit                                                                          100,000             100,000
Securities available for sale                                                                  3,592,000          10,244,000
Securities held to maturity                                                                    1,286,000           1,381,000
Federal Home Loan Bank stock                                                                   1,060,000             964,000
Loans receivable, net                                                                        117,471,000         110,578,000
Office properties and equipment, net                                                           1,123,000             999,000
Accrued interest receivable                                                                      792,000             908,000
Cash value of life insurance                                                                   1,044,000           1,075,000
Deferred income taxes                                                                          1,278,000           1,193,000
Prepaid expenses and other assets                                                                127,000             124,000
                                                                                           ----------------------------------
              Total assets                                                                 $ 138,233,000       $ 135,811,000
                                                                                           ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                                $  88,688,000       $  87,569,000
   Advances from borrowers for taxes and insurance                                               214,000             110,000
   Accounts payable and other liabilities                                                      1,058,000             522,000
   Deferred compensation                                                                       2,520,000           2,491,000
                                                                                           ----------------------------------
              Total liabilities                                                               92,480,000          90,692,000
                                                                                           ----------------------------------
Stockholders' Equity:
   Preferred stock, authorized 5,000,000 shares; none issued                                           -                   -
   Common stock, no par value, authorized 20,000,000 shares;
      June 30, 1999 issued 698,756 shares, December 31, 1998
      issued 674,475 shares                                                                            -                   -
   Additional paid-in capital                                                                 33,971,000          32,461,000
   Retained earnings, substantially restricted                                                16,770,000          16,633,000
   Unearned ESOP shares                                                                       (4,021,000)         (4,021,000)
   Deferred management recognition plan                                                         (964,000)                  -
   Accumulated other comprehensive income, unrealized gain (loss)
      on securities available for sale, net of tax                                                (3,000)             46,000
                                                                                           ----------------------------------
              Total stockholders' equity                                                      45,753,000          45,119,000
                                                                                           ----------------------------------
              Total liabilities and stockholders' equity                                   $ 138,233,000       $ 135,811,000
                                                                                           ==================================



NOTE: The Condensed Consolidated Statement of Financial Condition as of December
      31, 1998 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
     COMPREHENSIVE INCOME
For the Three Months Ended June 30, 1999 and 1998

                                                                                           1999              1998
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
 Interest income:
   Loans                                                                               $   2,295,000         $  2,169,000
   Investment securities                                                                      88,000              244,000
   Other                                                                                     105,000               85,000
                                                                                       ------------------------------------
                                                                                           2,488,000            2,498,000
Interest expense:
   Deposits                                                                                  982,000            1,021,000
                                                                                       ------------------------------------
              Net interest income                                                          1,506,000            1,477,000
Provision for loan losses                                                                          -               60,000
                                                                                       ------------------------------------
               Net interest income after provision for loan losses                         1,506,000            1,417,000
                                                                                       ------------------------------------
Noninterest income                                                                            55,000               46,000
                                                                                       ------------------------------------
Noninterest expenses:
   Compensation and employee benefits                                                        617,000              527,000
   Net occupancy                                                                              65,000               54,000
   Deposit insurance premiums                                                                 14,000               17,000
   Data processing                                                                            42,000               46,000
   Other                                                                                     167,000              134,000
                                                                                       ------------------------------------
                                                                                             905,000              778,000
                                                                                       ------------------------------------
              Income before income taxes                                                     656,000              685,000
Income taxes                                                                                 214,000              244,000
                                                                                       ------------------------------------
              Net income                                                                     442,000              441,000
Other comprehensive income (loss), unrealized holding
   gains (losses) arising during the period, net of tax                                      (26,000)               1,000
                                                                                       ------------------------------------
              Comprehensive income                                                     $     416,000         $    442,000
                                                                                       ====================================

Basic earnings per share                                                               $        0.69         $       0.71
                                                                                       ====================================
Diluted earnings per share                                                             $        0.69         $       0.71
                                                                                       ====================================
Dividends per share                                                                    $        0.53         $       0.25
                                                                                       ====================================




See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
     COMPREHENSIVE INCOME
For the Six Months Ended June 30, 1999 and 1998

                                                                                           1999                  1998
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
 Interest income:
   Loans                                                                               $   4,545,000      $      4,363,000
   Investment securities                                                                     232,000               429,000
   Other                                                                                     190,000               368,000
                                                                                       ------------------------------------
                                                                                           4,967,000             5,160,000
Interest expense:
   Deposits                                                                                1,954,000             2,081,000
                                                                                       ------------------------------------
              Net interest income                                                          3,013,000             3,079,000
Provision for loan losses                                                                          -               120,000
                                                                                       ------------------------------------
               Net interest income after provision for loan losses                         3,013,000             2,959,000
                                                                                       ------------------------------------
Noninterest income                                                                           105,000                94,000
                                                                                       ------------------------------------
Noninterest expenses:
   Compensation and employee benefits                                                      1,605,000             1,004,000
   Net occupancy                                                                             115,000               107,000
   Deposit insurance premiums                                                                 28,000                32,000
   Data processing                                                                           108,000                94,000
   Other                                                                                     305,000               244,000
                                                                                       ------------------------------------
                                                                                           2,161,000             1,481,000
                                                                                       ------------------------------------
              Income before income taxes                                                     957,000             1,572,000
Income taxes                                                                                 315,000               612,000
                                                                                       ------------------------------------
              Net income                                                                     642,000               960,000
Other comprehensive loss, unrealized holding losses arising
   during the period, net of tax                                                             (49,000)              (12,000)
                                                                                       ------------------------------------
              Comprehensive income                                                     $     593,000         $     948,000
                                                                                       ====================================


Basic earnings per share                                                               $        1.01         $        1.55
                                                                                       ====================================
Diluted earnings per share                                                             $        1.01         $        1.55
                                                                                       ====================================
Dividends per share                                                                    $        0.78         $         0.5
                                                                                       ====================================


See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1999 and 1998


                                                                                                1999                  1998
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Unaudited)
Cash Flows From Operating Activities
   Net income                                                                             $      642,000         $     960,000
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Provision for loan losses                                                                        -               120,000
      Provision for depreciation                                                                  44,000                11,000
      Provision for deferred income taxes                                                        (60,000)              (59,000)
      Amortization of deferred management recognition plan                                       579,000                     -
      ESOP compensation                                                                          (31,000)                    -
      Changes in assets and liabilities:
        (Increase) decrease in:
                  Interest receivable                                                            116,000              (192,000)
                  Cash value of life insurance                                                    31,000                 3,000
                  Prepaid expenses and other assets                                               (3,000)             (118,000)
        Increase (decrease)  in:
                  Accounts payable and other liabilities                                         347,000               (18,000)
                  Deferred compensation                                                           29,000                97,000
                                                                                          -------------------------------------
              Net cash provided by operating activities                                        1,694,000               804,000
                                                                                          -------------------------------------
Cash Flows From Investing Activities
   Net (increase) decrease in investments                                                      6,576,000           (11,497,000)
   Net increase in loans receivable                                                           (6,893,000)           (5,181,000)
   Purchases of office properties and equipment                                                 (168,000)                    -
                                                                                          -------------------------------------
              Net cash used in investing activities                                             (485,000)          (16,678,000)
                                                                                          -------------------------------------
Cash Flows From Financing Activities
   Net increase (decrease) in deposits                                                         1,119,000           (12,801,000)
   Loan to ESOP for purchase of stock, net of principal payment                                        -            (4,216,000)
   Increase in advances from borrowers for taxes and insurance                                   104,000               120,000
   Cash dividends paid                                                                          (317,000)             (156,000)
                                                                                          -------------------------------------
              Net cash provided by (used in) financing activities                                906,000           (17,053,000)
                                                                                          -------------------------------------
              Net increase (decrease) in cash and cash equivalents                             2,115,000           (32,927,000)
Cash and cash equivalents:
   Beginning                                                                                   8,245,000            37,071,000
                                                                                          -------------------------------------
   Ending                                                                                    $10,360,000          $  4,144,000
                                                                                          =====================================
Supplemental Disclosure of Cash Flow Information

   Cash payments for:
      Interest                                                                               $ 1,985,000          $  2,170,000
      Income taxes                                                                               144,000               808,000

   Change in accrued dividends                                                                   188,000               156,000



See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

Note 1.     Nature of Business (Continued)


The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would there by be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. For a period of five years after its Conversion, the Bank must obtain written approval from the Administrator of the North Carolina Savings Institutions Division before declaring or paying a cash dividend on its common stock in an amount in excess of one-half of the greater of (i) the Bank's net income for the most recent fiscal year end, or (ii) the average of the Bank's net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

2.    Basis of Presentation


The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1998, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals, except for the implementation of the Management Recognition Plan discussed in Note 5) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Company.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

Note 3.     Earnings Per Share (Continued)

The following are reconciliations of the amounts used in the per share calculations for 1999 and 1998:


                                                               For the Six Months Ended
                                                                June 30, 1999 and 1998
                                                       ---------------------------------------
                                                                                        Per
                                                           Income         Shares       Share
                                                         (Numerator)   (Denominator)   Amount
                                                       ---------------------------------------
Basic EPS and diluted EPS for 1999                       $  642,000       633,080     $   1.01
Basic EPS and diluted EPS for 1998                          960,000       621,260         1.55




                                                              For the Three Months Ended
                                                                June 30, 1999 and 1998
                                                       ---------------------------------------
                                                                                        Per
                                                            Income        Shares       Share
                                                         (Numerator)   (Denominator)   Amount
                                                       ---------------------------------------
Basic EPS and diluted EPS for 1999                       $  442,000       633,080     $   0.69
Basic EPS and diluted EPS for 1998                          441,000       621,260         0.71


4.    Dividends Declared


On June 15, 1999, the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $.53 per share for stockholders of record as of June 30, 1999 and payable on July 15, 1999. The dividends declared were accrued and reported as other liabilities in the June 30, 1999 condensed consolidated statement of financial condition.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Comparison of Financial Condition at June 30, 1999 and December 31, 1998:

At June 30, 1999 and December 31, 1998 total assets amounted to $138.2 million and $135.8 million, respectively. Loans receivable, net, increased from $110.6 million at December 31, 1998 to $117.5 million at June 30, 1999, a $6.9 million increase. Savings deposits increased $1.1 million from $87.6 million at December 31, 1998 to $88.7 million at June 30, 1999. Investment securities decreased $6.7 million from $12.7 million at December 31, 1998 to $6.0 million at June 30, 1999 due to the maturity of securities during the first six months of 1999. Stockholders' equity increased by $634,000 for the six months ended June 30, 1999. This increase is due to $579,000 that was recorded to additional paid-in capital that is associated with the implementation of the MRP and net income of $642,000 offset by $505,000 of dividends declared.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $869,000 of loans outstanding which were delinquent more than 90 days at June 30, 1999, compared to $1.4 million at December 31, 1998. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was increased by $4,000 to $899,000 at June 30, 1999 from $895,000 at December 31, 1998. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At June 30, 1999, the Company's capital amounted to $45.8 million, which as a percentage of total consolidated assets was 33.1%, and was considerably in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Six Months Ended June 30, 1999 and 1998:

General. Net income for the three and six months ended June 30, 1999 was $442,000 and $642,000 respectively or $1,000 and $318,000 less than the $441,000 and $960,000 earned during the same periods in 1998. The decrease in earnings was primarily attributable to the implementation of the MRP which resulted in additional expense of $579,000 during the first six months of 1999.

Interest income. Interest income remained stable at $2.5 million for the three months ended June 30, 1998 and 1999. Interest income decreased by $193,000 from $5.2 million for the six months ended June 30, 1998 to $5.0 million for the six months ended June 30, 1999. The decrease is primarily due to a decrease in the average balance of investment securities and interest-earning deposits during the first six months of 1999 as compared to 1998. Approximately 97% of the Bank's assets were interest-earning at June 30, 1999, and approximately 88% of such interest-earning assets were held in the form of loans receivable.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


Interest Expense.   Interest expense decreased by $39,000 from $1.0 million
during the three months ended June 30, 1998 to $982,000 for the three months
ended June 30, 1999.   Interest expense decreased by $127,000 from $2.1 million
during the six months ended June 30, 1998 to $2.0 million for the six months ended June 30, 1999. The decrease is due to a lower average yield on interest-bearing liabilities outstanding during the first six months of 1999 in comparison to the same period a year earlier.

Net interest income. Net interest income increased by $29,000 from $1,477,000 for the three months ended June 30, 1998 to $1,506,000 for the three months ended June 30, 1999. Net interest income decreased by $66,000 from $3.1 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999. The decrease in the six months ended June 30, 1999 is due to the maturity of $2.0 million of investment securities during the first quarter of 19 99.

Provision for loan losses. The Bank added $-0- and $120,000 in loan loss provisions during the six months ended June 30, 1999 and 1998, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At June 30, 1999, the Bank's level of general valuation allowances for loan losses amounted to $899,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense increased from $778,000 to $905,000 for the three months ended June 30, 1998 and 1999, respectively. Noninterest expense increased from $1.5 million to $2.2 million for the six months ended June 30, 1998 and 1999, respectively. Compensation expense included $579,000 of MRP expense for the six months ended June 30, 1999. The restricted common stock under the MRP vests 25% immediately at the date of grant and 25% annually beginning on the one year anniversary of the date of grant. All other categories of noninterest expense fluctuated by insignificant amounts between the periods.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity has decreased from December 31, 1998 as investment securities that matured were used to fund loan growth. However, the Bank's liquidity ratio at June 30, 1999 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

The Company's year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The Company's most critical external exposure to year 2000 system problems is with its data processing provider, Fiserv. Fiserv renovated its systems in June 1998 and is currently testing its remediation efforts. Fiserv planned to have all of its systems year 2000 compliant by December 1998. Fiserv has responded to the Company that renovation of its program is virtually complete. In the event that Fiserv is unable to make the necessary corrections to its programs to accommodate the year 2000, the Company will convert its data to one of the other Fiserv programs that is able to operate in the 2000 environment. In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches. Management estimates the cost to replace the computer hardware and software with year 2000 compliant equipment to be approximately $150,000.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the six months ended June 30, 1999.

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

    Item 2.  Changes in Securities and Use of Proceeds
             Not applicable

    Item 3.  Defaults Upon Senior Securities
             Not applicable

    Item 4. Submission of Matters to a Vote of Security Holders The Company held an Annual Meeting of Stockholders on April 21, 1999. The purpose of the meeting was to vote on the following proposals.

             1. Election of directors, Willis L. Barnette, Donald R. Belk, Dale
                W. Brawley, George W. Brawley, Jr., Jack G. Lawler and Claude U. Voils, Jr.

             2. Ratification of amendments to the Mooresville Savings Bank, SSB
                Management Recognition Plan.

             3. Ratification of amendments to the Coddle Creek Financial Corp.
                Option Plan.

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

                                               Coddle Creek Financial Corp.

    Dated      August 1, 1999                  By:  /s/ George W. Brawley, Jr.
          -------------------------------         ----------------------------
                                                  George W. Brawley
                                                  President and CEO

    Dated      August 1, 1999                  By:  /s/ Billy R. Williams
          -------------------------------         ----------------------------
                                                  Billy R. Williams
                                                  Secretary/Controller

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Coddle Creek Financial Corp.

    Dated      August 1, 1999               By:
          ----------------------------         -------------------------
                                               George W. Brawley
                                               President and CEO

    Dated      August 1, 1999               By:
          ----------------------------         -------------------------
                                               Billy R. Williams
                                               Secretary/Controller

