Form 10-Q
period 1999-09-30
CODDLE CREEK FINANCIAL CORP
filed 1999-11-10
CIK 1045944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended          September 30, 1999
                                    --------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   -----------  -----------

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

Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes X      No
                        -----    -----

As of November 1, 1999 there were issued and outstanding 698,756 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX



PART I.    FINANCIAL INFORMATION                                                          Page
                                                                                          ----
  Item 1.    Financial Statements

  Condensed Consolidated Statements of Financial Condition as of
       September 30, 1999 (Unaudited) and December 31, 1998                                    1

  Condensed Consolidated Statements of Income and Comprehensive Income for
       the Three Months ended September 30, 1999 and 1998 (Unaudited)                          2

  Condensed Consolidated Statements of Income and Comprehensive Income for
       the Nine Months ended September 30, 1999 and 1998 (Unaudited)                           3

  Condensed Consolidated Statements of Cash Flows for the Nine Months
       ended September 30, 1999 and 1998 (Unaudited)                                           4

  Notes to Condensed Consolidated Financial Statements (Unaudited)                         5 - 7

  Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                             8 - 11

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                      11

PART II.    OTHER INFORMATION

  Item 1.     Legal Proceedings                                                               12

  Item 2.     Changes in Securities and Use of Proceeds                                       12

  Item 3.     Defaults Upon Senior Securities                                                 12

  Item 4.     Submission of Matters to a Vote of Security Holders                             12

  Item 5.     Other Information                                                               12

  Item 6.     Exhibits and Reports on Form 8-K                                                12

  Signatures                                                                             13 - 14

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                                                  September 30,     December 31,
ASSETS                                                                1999              1998
-------------------------------------------------------------------------------------------------
                                                                   (Unaudited)          (Note)
Cash and cash equivalents                                        $  10,108,000    $   8,245,000
Certificates of deposit                                                100,000          100,000
Securities available for sale                                        3,593,000       10,244,000
Securities held to maturity                                          1,282,000        1,381,000
Federal Home Loan Bank stock                                         1,060,000          964,000
Loans receivable, net                                              121,580,000      110,578,000
Office properties and equipment, net                                 1,114,000          999,000
Accrued interest receivable                                            797,000          908,000
Cash value of life insurance                                         1,032,000        1,075,000
Deferred income taxes                                                1,277,000        1,193,000
Prepaid expenses and other assets                                      465,000          124,000
                                                                 ------------------------------
       Total assets                                              $ 142,408,000    $ 135,811,000
                                                                 ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Liabilities:
 Deposits                                                        $  92,534,000    $  87,569,000
 Note payable                                                       12,000,000             --
 Advances from borrowers for taxes and insurance                       261,000          110,000
 Accounts payable and other liabilities                                995,000          522,000
 Deferred compensation                                               2,522,000        2,491,000
                                                                 ------------------------------
       Total liabilities                                           108,312,000       90,692,000
                                                                 ------------------------------
Stockholders' Equity:
 Preferred stock, authorized 5,000,000 shares; none issued                --               --
 Common stock, no par value, authorized 20,000,000 shares;
   September 30, 1999 issued 698,756 shares, December 31, 1998
   issued 674,475 shares                                                  --               --
 Additional paid-in capital                                         23,098,000       32,461,000
 Retained earnings, substantially restricted                        16,699,000       16,633,000
 Unearned ESOP shares                                               (4,021,000)      (4,021,000)
 Deferred management recognition plan                                 (855,000)            --
 Unearned ESOP compensation                                           (819,000)            --
 Accumulated other comprehensive income (loss)                          (6,000)          46,000
                                                                 ------------------------------
       Total stockholders' equity                                   34,096,000       45,119,000
                                                                 ------------------------------
       Total liabilities and stockholders' equity                $ 142,408,000    $ 135,811,000
                                                                 ==============================


NOTE: The Condensed Consolidated Statement of Financial Condition as of December 31, 1998 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
 COMPREHENSIVE INCOME
For the Three Months Ended September 30, 1999 and 1998


                                                                        1999           1998
------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Interest income:
 Loans                                                              $  2,384,000  $  2,317,000
 Investment securities                                                    81,000       270,000
 Other                                                                   130,000        38,000
                                                                    --------------------------
                                                                       2,595,000     2,625,000
Interest expense:
 Deposits                                                              1,008,000     1,010,000
                                                                    --------------------------
       Net interest income                                             1,587,000     1,615,000

Provision for loan losses                                                   --          80,000
                                                                    --------------------------
       Net interest income after provision for loan losses             1,587,000     1,535,000
                                                                    --------------------------
Noninterest income                                                        59,000        43,000
                                                                    --------------------------
Noninterest expenses:
 Compensation and employee benefits                                      966,000       542,000
 Net occupancy                                                            (9,000)       74,000
 Deposit insurance premiums                                               14,000        14,000
 Data processing                                                          46,000        41,000
 Other                                                                   162,000       197,000
                                                                    --------------------------
                                                                       1,179,000       868,000
                                                                    --------------------------
       Income before income taxes                                        467,000       710,000
Income taxes                                                             130,000       217,000
                                                                    --------------------------
       Net income                                                        337,000       493,000
Other comprehensive income (loss), unrealized holding
 gains (losses) arising during the period, net of tax                     (3,000)       54,000
                                                                    --------------------------
       Comprehensive income                                         $    334,000  $    547,000
                                                                    ==========================

Basic earnings per share                                            $       0.53  $       0.79
                                                                    ==========================
Diluted earnings per share                                          $       0.53  $       0.79
                                                                    ==========================
Regular dividends per share                                         $       0.63  $       0.25
                                                                    ==========================
Return of capital dividend per share                                $      17.18  $        N/A
                                                                    ==========================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
 COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 1999 and 1998


                                                                        1999           1998
------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Interest income:
 Loans                                                              $  6,929,000 $  6,680,000
 Investment securities                                                   313,000      699,000
 Other                                                                   320,000      406,000
                                                                    -------------------------
                                                                       7,562,000    7,785,000
Interest expense:
 Deposits                                                              2,962,000    3,091,000
                                                                    -------------------------
       Net interest income                                             4,600,000    4,694,000

Provision for loan losses                                                   --        200,000
                                                                    -------------------------
       Net interest income after provision for loan losses             4,600,000    4,494,000
                                                                    -------------------------
Noninterest income                                                       164,000      137,000
                                                                    -------------------------
Noninterest expenses:
 Compensation and employee benefits                                    2,571,000    1,546,000
 Net occupancy                                                           106,000      181,000
 Deposit insurance premiums                                               42,000       46,000
 Data processing                                                         154,000      135,000
 Other                                                                   467,000      441,000
                                                                    -------------------------
                                                                       3,340,000    2,349,000
                                                                    -------------------------
       Income before income taxes                                      1,424,000    2,282,000
Income taxes                                                             445,000      829,000
                                                                    -------------------------
       Net income                                                        979,000    1,453,000
Other comprehensive income (loss), unrealized holding
 gains (losses) arising during the period, net of tax                    (52,000)      42,000
                                                                    -------------------------
       Comprehensive income                                          $   927,000 $  1,495,000
                                                                    =========================

Basic earnings per share                                             $      1.54  $      2.34
                                                                    =========================
Diluted earnings per share                                           $      1.54  $      2.34
                                                                    =========================
Regular dividends per share                                          $      1.41  $      0.75
                                                                    =========================
Return of capital dividend per share                                 $     17.18  $       N/A
                                                                    =========================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                    1999             1998
----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Cash Flows From Operating Activities
 Net income                                                     $    979,000    $  1,453,000
 Adjustments to reconcile net income to cash provided by
   operating activities:
   Provision for loan losses                                            --           200,000
   Provision for depreciation                                         69,000          48,000
   Provision for deferred income taxes                               (60,000)       (145,000)
   Amortization and compensation expense for the
    deferred management recognition plan                           1,018,000            --
   ESOP compensation                                                 (50,000)           --
   Changes in assets and liabilities:
    (Increase) decrease in:
          Interest receivable                                        111,000        (168,000)
          Prepaid expenses and other assets                         (341,000)       (141,000)
    Increase (decrease)  in:
          Accounts payable and other liabilities                     220,000         177,000
          Deferred compensation                                       31,000         145,000
                                                                ----------------------------
       Net cash provided by operating activities                   1,977,000       1,569,000
                                                                ----------------------------
Cash Flows From Investing Activities
 Net (increase) decrease in investments                            6,621,000     (12,940,000)
 Net increase in loans receivable                                (11,002,000)     (6,237,000)

 Proceeds from sale of real estate owned                                --            81,000
 Purchases of office properties and equipment                       (184,000)       (102,000)
                                                                ----------------------------
       Net cash used in investing activities                      (4,565,000)    (19,198,000)
                                                                ----------------------------
Cash Flows From Financing Activities
 Net increase (decrease) in deposits                               4,965,000     (13,737,000)
 Borrowings on note payable                                       12,000,000            --
 Loan to ESOP for purchase of stock, net of principal payment           --        (4,216,000)
 Increase in advances from borrowers for taxes and insurance         151,000         168,000
 Return of capital dividend paid                                 (12,005,000)           --
 Cash dividends paid                                                (660,000)       (310,000)
                                                                ----------------------------
       Net cash provided by (used in) financing activities         4,451,000     (18,095,000)
                                                                ----------------------------
       Net increase (decrease) in cash and cash equivalents        1,863,000     (35,724,000)
Cash and cash equivalents:
 Beginning                                                         8,245,000      37,071,000
                                                                ----------------------------
 Ending                                                         $ 10,108,000    $  1,347,000
                                                                ============================

Supplemental Disclosure of Cash Flow Information
 Cash payments for:
   Interest                                                     $  2,982,000    $  3,229,000
   Income taxes                                                      774,000       1,038,000
 Change in accrued dividends                                         253,000         156,000

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note 1.  Nature of Business (Continued)

On August 18, 1999, the Board of Directors of Coddle Creek Financial Corp. declared a special return of capital dividend of $17.18 per share for stockholders of record as of August 30, 1999 and payable on September 8, 1999. The ESOP has purchased an additional 21,240 shares of stock in the open market with its portion of the special dividend.

2.    Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1998, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals, except for the implementation of the Management Recognition Plan discussed in Note 5) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Company.

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

The following are reconciliations of the amounts used in the per share calculations for 1999 and 1998:


                                                     For the Nine Months Ended
                                                    September 30, 1999 and 1998
                                             ----------------------------------------
                                                  Income         Shares     Per Share
                                                (Numerator)   (Denominator)   Amount
                                             ----------------------------------------
Basic EPS and diluted EPS for 1999           $  979,000        634,267     $   1.54
Basic EPS and diluted EPS for 1998            1,453,000        621,509         2.34

                                                  For the Three Months Ended
                                                  September 30, 1999 and 1998
                                           ---------------------------------------
                                                Income        Shares     Per Share
                                             (Numerator)   (Denominator)   Amount
                                           ---------------------------------------
Basic EPS and diluted EPS for 1999            $337,000       635,642      $   0.53
Basic EPS and diluted EPS for 1998             493,000       622,008          0.79

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.    Dividends Declared

On September 14, 1999, the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $.63 per share for stockholders of record as of September 30, 1999 and payable on October 13, 1999. The dividends declared were accrued and reported as other liabilities in the September 30, 1999 condensed consolidated statement of financial condition.

5.    Stock Option and Management Recognition Plans

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 1999. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. No options have yet been granted.

The MRP reserved for issuance 26,979 shares of common stock to officers, directors, and employees at the time of the adoption. The Bank issued 24,281 shares from authorized but unissued common stock to fund the MRP on January 26, 1999. The restricted common stock under the MRP vests 25% at the date of grant and 25% annually beginning on the one year anniversary of the date of grant. The Company recorded compensation expense in the amount of $295,000 during the third quarter of 1999 for the special return of capital dividend that was paid to unvested MRP shares.

6.    Note Payable

In September of 1999, the Company borrowed $12,000,000 from another bank to fund the special return of capital dividend. The note requires interest only monthly payments at the prime rate less 1.25% with the principal balance due on February 28, 2001. The note is collateralized by all of the Bank's stock, which is owned by the Company.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 1999 and December 31, 1998:

At September 30, 1999 and December 31, 1998 total assets amounted to $142.4 million and $135.8 million, respectively. Loans receivable, net, increased from $110.6 million at December 31, 1998 to $121.6 million at September 30, 1999, an $11.0 million increase. Savings deposits increased $5.0 million from $87.6 million at December 31, 1998 to $92.5 million at September 30, 1999. Investment securities decreased $6.7 million from $12.7 million at December 31, 1998 to $6.0 million at September 30, 1999 due to the maturity of securities during the first nine months of 1999. The Company borrowed $12.0 million from another bank during September of 1999 to fund the special return of capital dividend. Stockholders' equity decreased by $11.0 million for the nine months ended September 30, 1999. This decrease is due to $12.0 million that was paid out as a special return of capital dividend and $913,000 in regular dividends declared, offset by $1.0 million that was recorded to additional paid-in capital that is associated with the implementation and amortization of the MRP and net income of $979,000.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $925,000 of loans outstanding which were delinquent more than 90 days at September 30, 1999, compared to $1.4 million at December 31, 1998. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was increased by $4,000, due to a recovery of a previously charged-off loan, to $899,000 at September 30, 1999 from $895,000 at December 31, 1998. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At September 30, 1999, the Company's capital amounted to $34.1 million, which as a percentage of total consolidated assets was 23.9%, and was considerably in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 1999 and 1998:

General. Net income for the three and nine months ended September 30, 1999 was $337,000 and $979,000 respectively or $156,000 and $474,000 less than the
$493,000 and $1.5 million earned during the same periods in 1998. The decrease in earnings was primarily attributable to the implementation of the MRP which resulted in additional expense of $1.0 million during the first nine months of 1999.

Interest income. Interest income remained stable at $2.6 million for the three months ended September 30, 1998 and 1999. Interest income decreased by $223,000 from $7.8 million for the nine months ended September 30, 1998 to $7.6 million for the nine months ended September 30, 1999. The decrease is primarily due to a decrease in the average balance of investment securities and interest-earning deposits, offset by a higher average balance of loans receivable, during the first nine months of 1999 as compared to 1998. Approximately 97% of the Bank's assets were interest-earning at September 30, 1999, and approximately 88% of such interest-earning assets were held in the form of loans receivable.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest Expense.   Interest expense remained stable at $1.0 million for the
three months ended September 30, 1999 and 1998. Interest expense decreased by $129,000 from $3.1 million during the nine months ended September 30, 1998 to $3.0 million for the nine months ended September 30, 1999. The decrease is due to a lower average yield on interest-bearing liabilities outstanding during the first nine months of 1999 in comparison to the same period a year earlier.

Net interest income. Net interest income remained stable at $1.6 million for the three months ended September 30, 1999 and 1998. Net interest income decreased by $94,000 from $4.7 million for the nine months ended September 30, 1998 to $4.6 million for the nine months ended September 30, 1999. The decrease in the nine months ended September 30, 1999 is due to the maturity of $2.0 million of investment securities during the first quarter of 1999.

Provision for loan losses. The Bank added $-0- and $120,000 in loan loss provisions during the nine months ended September 30, 1999 and 1998, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At September 30, 1999, the Bank's level of general valuation allowances for loan losses amounted to $899,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense increased from $868,000 to $1.2 million for the three months ended September 30, 1998 and 1999, respectively. Noninterest expense increased from $2.3 million to $3.3 million for the nine months ended September 30, 1998 and 1999, respectively. Compensation expense included $1.0 million of MRP expense for the nine months ended September 30, 1999. The restricted common stock under the MRP vests 25% immediately at the date of grant and 25% annually beginning on the one year anniversary of the date of grant. All other categories of noninterest expense fluctuated by insignificant amounts between the periods.

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity has decreased from December 31, 1998 as investment securities that matured were used to fund loan growth. However, the Bank's liquidity ratio at September 30, 1999 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Impact of the Inflation and Changing Prices:

The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabili ties of the Bank are primarily monetary in nature and changes in market interest rates have a greater impact on the Bank's performance than do the effects of inflation.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company's year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The Company's most critical external exposure to year 2000 system problems is with its data processing provider, Fiserv. Fiserv renovated its systems in June of 1998 and the testing and remediation efforts are now complete. In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches. Management does not believe that any remaining year 2000 costs will be significant.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company's ability to maintain this information is dependent upon electricity, telephone lines, computer hardware and Fiserv's data processing capability.

The Company is not aware of any major year 2000 problems that exist with its electric utility and phone company. The Company is encouraged that both companies will have all material year 2000 problems addressed well before December 31, 1999. However, the Company believes that a temporary unavailability of electrical power will not hinder safe and secure operations. The Company will rely on manual operations and all of the necessary supplies are stored on hand at each location. To prevent difficulties in the event there is an unforeseen interruption in either telephone or electrical service when the year changes, the Company will print hard copies of all account information. In addition, the Company will download all account information into programs on the Company's hardware that will allow bank personnel to extract customer information without regard to outside sources.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the nine months ended September 30, 1999.

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

                                                   Coddle Creek Financial Corp.

Dated      November 1, 1999                      By:  /s/ George W. Brawley,Jr.
      -------------------------------------           --------------------------
                                                 George W. Brawley
                                                 President and CEO

Dated      November 1, 1999                      By:  /s/ Billy R. Williams
      -------------------------------------           --------------------------
                                                 Billy R. Williams
                                                 Secretary/Controller