Form 10-K
period 1999-12-31
CODDLE CREEK FINANCIAL CORP
filed 2000-03-29
CIK 1045944

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
                        SECURITIES EXCHANGE ACT OF 1934


              For the fiscal year ended       December 31, 1999
                                           ----------------------

         Commission file number             000-23465
                                       -------------------


                           CODDLE CREEK FINANCIAL CORP.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                        56-2045998
-----------------------------                               ----------
(State or other jurisdiction of                     (I.R.S. Employer Identification No.)
incorporation or organization)

        347 North Main Street
      Mooresville, North Carolina                              28115
--------------------------------------------                 ----------
(Address of principal executive office)                      (Zip Code)


                                (704) 664-4888
 -------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


       Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                     -----------------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant (excluding five percent owners as non-affiliates). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $23,072,148 common stock, no par value, based on the closing price of such common stock on March 3, 1999.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 699,156 shares of common stock, no par value, outstanding at March 3, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Coddle Creek Financial Corp. for the year ended December 31, 1999 (the "1999 Annual Report"), are incorporated by reference into
Part I, Part II and Part IV.


Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders of Coddle Creek Financial Corp. to be held on April 20, 2000, are incorporated by reference into Part III.

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

     At December 31, 1999, the Company and the Bank had total assets of $143.9 million, net loans of $124.9 million, deposits of $90.6 million and stockholders' equity of $34.4 million.

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

     At December 31, 1999, the Company and the Bank had a total of 30 full-time employees and 2 part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in the Form 10-K concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     General.   The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 97% of the Bank's gross loan portfolio is secured by real estate. As of December 31, 1999, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On December 31, 1999, the Bank's largest single outstanding loan had a balance of approximately $654,000. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. The Bank generally does not sell its loans; both fixed and adjustable rate loans are originated with the intention that they will be held in the Bank's loan portfolio.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $124.9 million at December 31, 1999 representing 86.8% of the Bank's total assets at such date. At December 31, 1999, 80% of the Bank's gross loan portfolio was composed of one-to-four family residential mortgage loans. Multi-family residential and non-residential real estate loans represented 3.2% on such date. Construction loans and equity line lines represented 7.5% and 6.3%, respectively, of the Bank's loan portfolio, before net items, on such date. As of December 31, 1999, 23.5% of the loans in the Bank's loan portfolio, before net items, had adjustable interest rates.

     One to Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On December 31, 1999, approximately 82.4% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loan amounts, 11.7% had adjustable interest rates.

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

     As of December 31, 1999, the Bank had 88 loan relationships with individual borrowers in excess of $200,000, totaling approximately $24.6 million or 18.7% of the Bank's total loan portfolio. The majority of these loans are secured by residential real estate located near or on Lake Norman, North Carolina, which is located in parts of Catawba, Iredell, Lincoln and Mecklenburg counties. While these loans are currently performing according to the terms of their loan documents, an economic downturn in the Bank's primary market area, in which Lake Norman is located, could have an adverse effect on the performance of these loans.

     See also Note 3 of the "Notes to Consolidated Financial Statements" in the 1999 Annual Report.

Investment Securities

     Interest and dividend income from investment securities generally provides the second largest source of income to the Company and the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions.

     At December 31, 1999, the Company's investment portfolio totaled approximately $12.7 million and consisted of U.S. government and agency securities, FHLB and municipal bonds, equity securities, interest-earning deposits and certificates of deposit in other financial institutions and stock of the FHLB of Atlanta.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1999, the Bank's investment in stock of the FHLB of Atlanta was $1.1 million.

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

     Permitted investments include FHLB daily time deposits, insured certificates of deposit, government securities and government agency securities. The investment policy also permits investment in the general obligations of municipalities primarily located within North Carolina. Such general obligations are considered less risky since they are repaid with taxes collected by the municipality, not with revenues from a particular project. At December 31, 1999, $2.2 million or 17.5% of the Company's investment portfolio consisted of municipal bonds issued by municipalities located in North Carolina, all of which had an A or above rating by Moodys Investment Service.

     At December 31, 1999, the market value of the Company's investment securities available for sale and held to maturity, excluding interest-earning deposits, certificates of deposit and stock of the FHLB of Atlanta (all of which had a total market value of $8.1 million) were $3.4 million and $1.2 million, respectively.

     See Note 2 of "Notes to Consolidated Financial Statements" in the 1999 Annual Report.

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

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal ("NOW") accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 1999, 65.1% of the Bank's deposits consisted of certificate accounts, 11.2% consisted of passbook savings accounts, 21.9% consisted of interest-bearing transaction (NOW and Money Market) accounts and 1.8% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

     At December 31, 1999, 1998 and 1997, the Bank's deposits totaled $90.6 million, $87.6 million and $99.4 million, respectively.

     See Note 5 to the "Notes to Consolidated Financial Statements" in the 1999 Annual Report.

     Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. At December 31, 1999, the Bank had outstanding advances from the FHLB equal to $5,000,000. Interest on such advances is payable at a 6.24% interest rate with the balance due on November 30, 2000. Advances from the FHLB are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans.

     The Company has a note payable outstanding for $10,500,000 at December 31, 1999. Interest installment payments are due quarterly at the prime rate less 1.25% with the principal balance due February 28, 2001. The note is collateralized by the Bank's common stock.

     See Note 6 to the "Notes to Consolidated Financial Statements" in the 1999 Annual Report.

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

Competition

     The Bank has operated in the Mooresville community for more than 60 years and is the only financial institution headquartered in Mooresville. However, the Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. Two national money center commercial banks are currently headquartered in Charlotte, North Carolina, which is only 30 miles from the Bank's primary market area. As of December 31, 1999, there were 8, 9 and 8 depository institutions with 14, 10 and 9 offices in Mooresville, Cornelius and Huntersville, North Carolina, respectively. Based upon June 30, 1999 comparative data, the Bank had 20.2% and 7.11% of the deposits in Mooresville and Iredell County, respectively. As a result of this intense competition, the Bank's branch offices, excluding the Mooresville office, have lower levels of deposits than the industry average.

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

     Regulation of the Company

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

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period unless the Company
(i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks, (ii) received a one or two rating in its last examination, and (iii) is not the subject of any unresolved supervisory issues. As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

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

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.
All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

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

     In 1999, the Company paid a return of capital dividend to its shareholders in the amount of $17.18 per share. All appropriate notices were delivered prior to paying the return of capital.

     Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

     Regulation of the Bank

     General. Federal and state legislation and regulation significantly affect the operations of federally insured savings institutions and other federally regulated financial institutions. The operations of regulated depository institutions, including the Bank, is subject to changes in applicable statutes and regulations from time to time. Such changes may or may not be favorable to the Bank.

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

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) establish certain collateral requirements for losses to affiliates; (ii) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the Bank. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Deposit Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by the Savings Association Insurance Fund ("SAIF") members such as the Bank shall be as specified in a schedule required to be issued by the FDIC. Effective January 1, 1997, the FDIC equalized the assessment rates for SAIF members as well as those institutions with deposits insured by the Bank Insurance Fund ("BIF"). Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, for the quarters ended or ending December 31, 1999, March 31, 2000 and June 30, 2000, the FDIC has assessed or is assessing BIF-insured deposits an additional 1.184, 2.120, and
2.08 basis points per $100 of deposits, respectively, and SAIF-insured deposits an additional 5.920, 2.120, and 2.08 basis points per $100 of deposits, respectively, to cover those obligations. Based on the current financial condition and capital levels of the Bank, the Bank does not expect that the FDIC insurance assessments will have a material impact on the Bank's future earnings.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended (the "CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. Financial institutions' compliance with the CRA is regularly evaluated by their regulatory agencies. Under recently adopted regulations, institutions are first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating. The composite ratings are "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During the Bank's last compliance examination the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications. For further discussion regarding the CRA, See "-- The Gram-Leach-Bliley Act."

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the Bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1999, the Bank had a leverage ratio of 22.1%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At December 31, 1999, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

     Each federal banking agency is required to establish risk-based capital standards that take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

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

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Notwithstanding the limits just described, savings institutions may make loans-to-one-borrower, for any purpose, in an amount up to $500,000. A savings institution is also authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings institution's net worth, provided that the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of December 31, 1999, the largest aggregate amount of loans which the Bank had to any one borrower was $721,000. These loans were performing in accordance with their original terms as of December 31, 1999. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. See "--Prompt Corrective Regulatory Action." As of December 31, 1999, the Bank was considered "well capitalized" and, thus, was not subject to the limitations on rates payable on its deposits.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1999, the Bank was in compliance with this requirement.

     Each FHLB is required to contribute a portion of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1999, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

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

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At December 31, 1999, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 10.73%.

     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. The Bank is considered to be "well capitalized" under the rules set forth above.

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

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

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

     See Note 8 to the "Notes to Consolidated Financial Statements" in the 1999 Annual Report.

     Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

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

     The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on an alternating basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans without the prior approval of the Administrator. In addition to such to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina; (iii) bank demand or time deposits;
(iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

     The Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act (the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. Certain provisions of the GLB Act were effective immediately upon signing; other provisions generally take effect between 120 days and 18 months following enactment.

     Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act ("CRA") examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

     National banks remain limited in the scope of activities they may exercise directly within the bank, but an eligible national bank may have a financial subsidiary that exercises many of the expanded financial services authorized for a financial holding company. A national bank cannot engage in merchant banking either directly or through a subsidiary, but a financial holding company is authorized to have an affiliate company that engages in merchant banking.

     State banks may have financial subsidiaries that, upon meeting eligibility criteria, can engage in activities permitted for financial subsidiaries of national banks.

     Functional Regulation. The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies.
The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

     Insurance.    The GLB Act reaffirms that states are the regulators for
insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

     Privacy. The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: 1) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; 2) directs regulatory agencies to adopt standards for sharing customer information; 3) permits customers to prohibit ("opt-out") of the disclosure of personal information to nonaffiliated third parties; 4) prohibits the sharing with marketers of credit card and other account numbers; and, 5) prohibits "pretext" calling. The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms.

     Other. (1) The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. (2) The GLB Act obligates operators of automated teller machines ("ATMs") to provide notices to customers regarding surcharge practices. (3) The GLB Act provides that financial institutions with less than $250 million in assets will normally be examined for compliance with the CRA only once every five years if they maintain an "outstanding" rating and once every four years they if have a "satisfactory" rating. CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The following table sets forth the location of the Bank's principal office in Mooresville, North Carolina and its full service branch office in Cornelius and Huntersville, North Carolina, as well as certain other information relating to these offices as of December 31, 1999.

                                                                              Owned
                                                    Net Book Value              or                   Deposits
                    Address                          of Property              leased              (In Thousands)
-----------------------------------------------  --------------------  --------------------  ------------------------
Mooresville:                                          $215,000                 Owned                  $76,963
347 North Main Street
Mooresville, North Carolina 28115
Cornelius:                                            $281,000                 Owned                  $ 7,548
20209 Highway 73 West
Cornelius, North Carolina 28031
Huntersville:                                         $185,000                 Owned                  $ 6,052
401 Gilead Road
Huntersville, North Carolina 28078
                                                      $681,000                                        $90,563

     In addition, the Bank owns a 1.24 acre lot located at Highway 150 West, 239 West Plaza Drive, Mooresville, North Carolina, purchased in 1988 for future expansion purposes. The net book value of this property at December 31, 1999 was $65,000. The total net book value of the Bank's furniture, fixtures and equipment on December 31, 1999 was $366,000. The properties are considered by the Bank's management to be in good condition and adequately covered by insurance.

     See Note 4 to the "Notes To Consolidated Financial Statements" to the 1999 Annual Report.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 57 in the Company's 1999 Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS-Regulation of the Company -- Dividend and Repurchase Limitations, and -- Regulation of the Bank--Restrictions on Dividends and Other

Capital Distributions" above for regulatory restrictions which limit the ability of the Company to pay dividends to its shareholders and the Bank to pay dividends to the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Consolidated Financial Data" on pages 2 and 3 of the Company's 1999 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Operating Results" on pages 4 through 17 in the Company's 1999 Annual Report, which section is incorporated herein by reference.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 6 through 8 of the Company's 1999 Annual Report are herein incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 19 through 55 of the Company's 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on pages 6 through 8 of the Proxy Statement of the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1
- Election of Directors - Executive Officers" on pages 9 and 10 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on pages 8 and 9 and " - Executive Compensation" on pages 10 through 19 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 6 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 21 of the Proxy Statement, which section is incorporated herein by reference. Also, see Note 13 to the "Notes of Consolidated Financial Statements" of the 1999 Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Company's 1999 Annual Report which is attached hereto as Exhibit (13) and incorporated herein by reference) including the following:

          (a)  Independent Auditors' Report;

          (b) Consolidated Statements of Financial Condition as of December 31, 1999 and 1998;

          (c) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997;

          (d) Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997;

          (e) Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1999, 1998 and 1997;

          (f)  Notes to Consolidated Financial Statements.

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


                             35497, dated September 12, 1997, and amended on November 5 and 10, 1997.

          Exhibit (10)(a)    Employment Agreement between Mooresville Savings
                             Bank, Inc., S.S.B. and George W. Brawley, Jr. dated
                             December 30, 1997, as amended on December 15, 1998,
                             incorporated herein by reference to Exhibit 10 (a) to
                             the Company's Form 10-K for the year ended December 31,
                             1998.

          Exhibit (10)(b)    Employment Agreement between Mooresville Savings
                             Bank, Inc., S.S.B. and Dale W. Brawley dated December
                             30, 1997, as amended on December 15, 1998, incorporated
                             herein by reference to Exhibit 10 (b) to the Company's
                             Form 10-K for the year ended December 31, 1998.

          Exhibit (10)(c)    Employment Agreement between Mooresville Savings
                             Bank, Inc., S.S.B. and Billy R. Williams dated December
                             30, 1997, as amended on December 15, 1998, incorporated
                             herein by reference to Exhibit 10 (c) to the Company's
                             Form 10-K for the year ended December 31, 1998.

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

          Exhibit (10)(g)    Management Recognition Plan of Mooresville Savings
                             Bank, Inc., S.S.B., incorporated herein by reference to
                             Exhibit 10(g) to the Company's Form 10-K for the year
                             ended December 31, 1998.

          Exhibit (10)(h)    Stock Option Plan of Coddle Creek Financial Corp.,
                             incorporated herein by reference to Exhibit 10(h) to
                             the Company's Form 10-K for the year ended December 31,
                             1998.

          Exhibit (10)(i)    (i) Amended and Restated Retirement Payment
                             Agreements between Mooresville Savings Bank, Inc.,
                             S.S.B. and each of Donald R. Belk, George W. Brawley
                             and Claude U. Voils, Jr. dated September 3, 1979, as
                             amended and restated September 8, 1997 and as amended
                             on December 16, 1998, incorporated herein by reference
                             to Exhibit 10(i)(i) to the Company's Form 10-K for the
                             year ended December 31, 1998.

                             (ii) Retirement Payment Agreement between Mooresville
                             Savings Bank, Inc., S.S.B. and Calvin E. Tyner dated
                             September 3, 1979, as amended on September 8, 1997,
                             incorporated herein by reference to Exhibit 10(i)(ii)
                             to the Company's Form 10-K for the year ended December
                             31, 1998.

                         (iii) Amended and Restated Director's Deferred
                         Compensation Agreements between Mooresville Savings
                         Bank, Inc., S.S.B. and each of Donald R. Belk, George
                         W. Brawley, Jr., and Claude U. Voils, Jr. dated January
                         1, 1985, as amended and restated on March 31, 1988 and September 8, 1997 and as amended for Messrs. Belk,
                         Brawley, and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(iii) to the Company's Form 10-K for the year ended December 31,
                         1998.

                         (iv) Amended and Restated Director's Deferred
                         Compensation Agreements between Mooresville Savings
                         Bank, Inc., S.S.B. and each of Donald R. Belk, George
                         W. Brawley, Jr.., Calvin E. Tyner, and Claude U. Voils,
                         Jr. dated December 1, 1985, as amended and restated on September 8, 1997 and as amended for Messrs. Belk,
                         Brawley and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(iv) to the Company's Form 10-K for the year ended December 31,
                         1998.

                         (v) Amended and Restated Retirement Plan Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of George W. Brawley, Jr., Donald R. Belk, Claude U.
                         Voils, Jr. and Calvin E. Tyner dated November 1, 1993, as amended and restated on September 15, 1997, and as amended for Messrs. Brawley, Belk, and Voils on December 16, 1998, incorporated herein by reference to
                         Exhibit 10(i)(v) to the Company's Form 10-K for the year ended December 31, 1998.

                         (vi) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, S.S.B. and George W.
                         Brawley, Jr. dated December 1, 1990, as amended and restated on September 8, 1997 and as amended on December 16, 1998, incorporated herein by reference to
                         Exhibit 10(i)(vi) to the Company's Form 10-K for the year ended December 31, 1998.

                         (vii) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank, S.S.B. and Dale W.
                         Brawley dated November 1, 1990, amended and restated on October 21, 1993, as amended and restated on September
                         8, 1997, incorporated herein by reference to Exhibit
                         10(i)(vii) to the Company's Form 10-K for the year ended December 31, 1998.

                         (viii) Amended and Restated Retirement Payment
                         Agreements between (a) Mooresville Savings Bank, Inc.,
                         S.S.B. and each of Donald R. Belk, George W. Brawley,
                         Jr., and Claude U. Voils, Jr. dated March 1, 1993, as amended and restated on September 8, 1997 and as amended for each of them on December 16, 1998 and (b)
                         Mooresville Savings Bank, Inc., S.S.B. and Dale W.
                         Brawley dated February 11, 1993, as amended and restated on October 21, 1993 and September 8, 1997, incorporated herein by reference to Exhibit 10(i)(viii) to the Company's Form 10-K for the year ended December
                         31, 1998.

                         (ix) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley and George W. Brawley, Jr. dated
                         August 1, 1993, amended and restated on October 23,
                         1993 for Dale W. Brawley, as amended and restated on


                         September 8, 1997, and as amended for George W. Brawley on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(ix) to the Company's Form 10-K for the year ended December 31, 1998.

                         (x) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Jack
                         G. Lawler dated June 1, 1994, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(i)(x) to the Company's Form 10-K for the year ended December 31, 1998.

                         (xi) Amended and Restated Salary Continuation
                         Agreements between Mooresville Savings Bank, Inc.,
                         S.S.B. and each of Dale W. Brawley, George W. Brawley,
                         Jr., Patricia B. Clontz, and Richard E. Woods dated
                         September 1, 1984, as amended and restated on September
                         17, 1997, and as amended for George W. Brawley on December 16, 1998, incorporated herein by reference to
                         Exhibit 10(i)(x) to the Company's Form 10-K for the year ended December 31, 1998.

                         (xii) Amended and Restated Supplemental Income
                         Agreements between Mooresville Savings Bank, Inc.,
                         S.S.B. and each of Dale W. Brawley, George W. Brawley,
                         Jr., Billy R. Williams, Donald G. Jones and Richard E.
                         Woods dated November 1, 1993, as amended and restated on September 17, 1997, and as amended for George W.
                         Brawley on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(xii) to the Company's Form
                         10-K for the year ended December 31, 1998.

                         (xiii) Amended and Restated Salary Continuation
                         Agreements between Mooresville Savings Bank, S.S.B. and each of Lucille Doster, Marie Hedrick, Carol Huffman,
                         Brenda Johnson, D. Glenn Jones, and Nancy Lee Petrea dated February 1, 1988, as amended and restated on September 17, 1997, incorporated herein by reference to
                         Exhibit 10(i)(xiii) to the Company's Form 10-K for the year ended December 31, 1998.

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

          Exhibit (13)   1999 Annual Report to Security Holders.

          Exhibit (21)   See Item 1.  "Business" for discussion of subsidiaries.

          Exhibit (23)   Consent of Independent Certified Public Accountants.

          Exhibit (27)   Financial Data Schedule.

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CODDLE CREEK FINANCIAL CORP.


Date:  March 24, 2000                 By:  /s/ George W. Brawley, Jr.
                                           --------------------------
                                           George W. Brawley, Jr.
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                               Title                  Date
----------------------------  --------------------------  --------------

/s/ George W. Brawley, Jr.    President, Chief Executive  March 24, 2000
----------------------------  Officer and Director
George W. Brawley, Jr.


/s/ Dale W. Brawley           Executive Vice President,   March 24, 2000
----------------------------  Treasurer and Director
Dale W. Brawley


/s/ Billy R. Williams         Chief Financial Officer,    March 24, 2000
----------------------------  Chief Accounting Officer,
Billy R. Williams             Controller and Secretary


/s/ Donald R. Belk            Director                    March 24, 2000
----------------------------
Donald R. Belk


                              Director                    March 24, 2000
----------------------------
Jack G. Lawler


/s/ Claude U. Voils, Jr.      Director                    March 24, 2000
----------------------------
Claude U. Voils, Jr.


/s/ Don E. Mills, Jr.         Director                    March 24, 2000
----------------------------
Don E. Mills, Jr.

                               INDEX TO EXHIBITS


Exhibit No.    Description
-----------    -----------

Exhibit (11)   Statement regarding computation of per share earnings.

Exhibit (12)   Statement regarding computation of ratios.

Exhibit (13)   1999 Annual Report to Security Holders.

Exhibit (23)   Consent of Independent Certified Public Accountants.

Exhibit (27)   Financial Data Schedule.