Form 10-Q
period 2000-03-31
CODDLE CREEK FINANCIAL CORP
filed 2000-05-08
CIK 1045944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 2000
                                     -----------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to ___________________

                       Commission File Number 000-23465
                                              ---------

                         Coddle Creek Financial Corp.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

             North Carolina                              56-2045998
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

Indicate by check |X| whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No ___
                                          ----

As of May 5, 2000 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                                              Page
                                                                                                              ----
   Item 1.    Financial Statements
   Condensed Consolidated Statements of Financial Condition as of
       March 31, 2000 (Unaudited) and December 31, 1999                                                          1

   Condensed Consolidated Statements of Income and Comprehensive Income for
       the Three Months ended March 31, 2000 and 1999 (Unaudited)                                                2

   Condensed Consolidated Statements of Cash Flows for the Three Months
       ended March 31, 2000 and 1999 (Unaudited)                                                                 3

   Notes to Condensed Consolidated Financial Statements (Unaudited)                                          4 - 6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                7 - 9
   Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                        9

PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                                10
   Item 2.     Changes in Securities and Use of Proceeds                                                        10
   Item 3.     Defaults Upon Senior Securities                                                                  10
   Item 4.     Submission of Matters to a Vote of Security Holders                                              10
   Item 5.     Other Information                                                                                10
   Item 6.     Exhibits and Reports on Form 8-K                                                                 10

   Signatures                                                                                                   11

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2000 and December 31, 1999

                                                                                    March 31,         December 31,
ASSETS                                                                                2000                1999
------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)            (Note)
Cash and cash equivalents                                                       $    11,166,000    $     8,414,000
Certificates of deposit                                                                 100,000            100,000
Securities available for sale                                                         3,402,000          3,414,000
Securities held to maturity                                                           1,281,000          1,181,000
Federal Home Loan Bank stock                                                          1,188,000          1,060,000
Loans receivable, net                                                               128,283,000        124,863,000
Office properties and equipment, net                                                  1,130,000          1,112,000
Accrued interest receivable                                                             823,000            825,000
Cash value of life insurance                                                          1,173,000          1,176,000
Real estate owned                                                                            --             65,000
Deferred income taxes                                                                 1,223,000          1,219,000
Income tax refund claim receivable                                                      244,000            386,000
Prepaid expenses and other assets                                                        75,000             52,000
                                                                                ----------------------------------
              Total assets                                                      $   150,088,000    $   143,867,000
                                                                                ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                     $    89,781,000    $    90,563,000
   Note payable                                                                       9,500,000         10,500,000
   Federal Home Loan Bank advances                                                   13,000,000          5,000,000
   Advances from borrowers for taxes and insurance                                      140,000             76,000
   Accounts payable and other liabilities                                               600,000            807,000
   Deferred compensation                                                              2,482,000          2,476,000
                                                                                ----------------------------------
              Total liabilities                                                     115,503,000        109,422,000
                                                                                ----------------------------------
Stockholders' Equity:
   Preferred stock, authorized 5,000,000 shares; none issued                                 --                 --
   Common stock, no par value, authorized 20,000,000 shares;
      March 31, 2000 issued 699,156 shares, December 31, 1999
        issued 698,756 shares                                                               --                 --
   Additional paid-in capital                                                        22,990,000         23,057,000
   Unearned ESOP shares                                                              (3,725,000)        (3,725,000)
   Management recognition plan                                                         (645,000)          (728,000)
   Unearned compensation                                                               (823,000)          (839,000)
   Retained earnings, substantially restricted                                       16,816,000         16,701,000
   Accumulated other comprehensive income (loss)                                        (28,000)           (21,000)
                                                                                ----------------------------------
              Total stockholders' equity                                             34,585,000         34,445,000
                                                                                ----------------------------------
              Total liabilities and stockholders' equity                        $   150,088,000    $   143,867,000
                                                                                ==================================

NOTE: The Condensed Consolidated Statement of Financial Condition as of December 31, 1999 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
     COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2000 and 1999

                                                                                    2000               1999
------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
Interest income:
   Loans                                                                        $     2,474,000    $     2,250,000
   Investment securities                                                                 77,000            144,000
   Other                                                                                 97,000             85,000
                                                                                ----------------------------------
                                                                                      2,648,000          2,479,000
                                                                                ----------------------------------
Interest expense:
   Deposits                                                                           1,007,000            972,000
   Federal Home Loan Bank advances and note payable                                     279,000                 --
                                                                                ----------------------------------
                                                                                      1,286,000            972,000
                                                                                ----------------------------------
              Net interest income                                                     1,362,000          1,507,000
Provision for loan losses                                                                    --                 --
                                                                                ----------------------------------
              Net interest income after provision for loan losses                     1,362,000          1,507,000
                                                                                ----------------------------------
Noninterest income                                                                      117,000             50,000
                                                                                ----------------------------------
Noninterest expenses:
   Compensation and employee benefits                                                   659,000            988,000
   Net occupancy                                                                         50,000             50,000
   Deposit insurance premiums                                                             5,000             14,000
   Data processing                                                                       56,000             66,000
   Other                                                                                162,000            138,000
                                                                                ----------------------------------
                                                                                        932,000          1,256,000
                                                                                ----------------------------------
              Income before income taxes                                                547,000            301,000
Income taxes                                                                            216,000            101,000
                                                                                ----------------------------------
              Net income                                                                331,000            200,000
Other comprehensive income, unrealized holding losses arising
   during the period, net of tax                                                         (7,000)           (23,000)
                                                                                ----------------------------------
              Comprehensive income                                              $       324,000    $       177,000
                                                                                ==================================

Basic earnings per share                                                        $          0.53    $          0.32
                                                                                ==================================
Diluted earnings per share                                                      $          0.53    $          0.32
                                                                                ==================================
Dividends per share                                                             $          0.34    $          0.25
                                                                                ==================================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED Statements of CASH FLOWS
Three Months Ended March 31, 2000 and 1999

                                                                                        2000               1999
-----------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash Flows From Operating Activities
   Net income                                                                     $    331,000      $     200,000
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Provision for depreciation                                                        32,000             16,000
      Vesting of management recognition plan                                            96,000            482,000
        ESOP contribution                                                              (80,000)           (15,000)
      Amortization of unearned compensation                                             16,000
      Changes in assets and liabilities:
        (Increase) decrease in:
           Interest receivable                                                           2,000             96,000
           Cash value of life insurance                                                  3,000             11,000
           Income tax refund claim receivable                                          142,000
      Prepaid expenses and other assets                                                (23,000)           (44,000)
        Increase (decrease) in:
           Accounts payable and other liabilities                                      (18,000)            24,000
           Deferred compensation                                                         6,000             19,000
                                                                            -------------------------------------
              Net cash provided by operating activities                                507,000            789,000
                                                                            -------------------------------------
Cash Flows From Investing Activities
   Net (increase) decrease in investments                                             (227,000)         5,074,000
   Net increase in loans receivable                                                 (3,420,000)        (2,549,000)
   Net decrease in real estate owned                                                    65,000
    Purchase of office properties and equipment                                        (50,000)          (120,000)
                                                                            -------------------------------------
              Net cash provided by (used in) investing activities                   (3,632,000)         2,405,000
                                                                            -------------------------------------
Cash Flows From Financing Activities
   Net decrease in deposits                                                           (782,000)          (461,000)
    Proceeds from Federal Home Loan Bank advances                                    8,000,000
    Payments on note payable                                                        (1,000,000)
   Increase in advances from borrowers for taxes and insurance                          64,000             51,000
    Cash dividends paid                                                               (405,000)          (155,000)
                                                                            -------------------------------------
              Net cash provided by (used in) financing activities                    5,877,000           (565,000)
                                                                            -------------------------------------
              Net increase in cash and cash equivalents                              2,752,000          2,629,000
Cash and cash equivalents:
   Beginning                                                                         8,414,000          8,245,000
                                                                            -------------------------------------
   Ending                                                                         $ 11,166,000      $  10,874,000
                                                                            =====================================

Supplemental Disclosure of Cash Flow Information
   Cash payments for:
      Interest                                                                    $  1,308,000      $   1,000,000
      Income taxes                                                                      74,000            128,000
   Change in accrued dividends                                                        (189,000)             7,000

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 1. Nature of Business

On December 30, 1997, pursuant to a Plan of Conversion which was approved by it members and regulators, Mooresville Savings Bank, Inc., SSB (the "Bank" or "Mooresville Savings") converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion") and became a wholly-owned subsidiary of Coddle Creek Financial Corp. (the "Company"). Coddle Creek was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Mooresville Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP"), which was established in connection with the Conversion. The closing of the offering occurred on December 30, 1997 and resulted in the issuance of 674,475 shares of common stock at a price of $50.00 per share, for proceeds of $32,494,000 (net of $1,230,000 in Conversion costs). The Company transferred $14,134,000 of the net proceeds to Mooresville Savings for the purchase of all of the common stock of the Bank. The Company then loaned the ESOP trust $4,216,000 to purchase 53,958 shares of common stock in the open market.

Mooresville Savings' results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by noninterest income, such as miscellaneous income from loans, customer deposit account service charges, and other sources of revenue. The Bank's principal operating expenses, aside from interest expense, consist of compensation and associated benefits, occupancy costs, furniture and fixture expense, data processing charges, and other general and administrative expenses.

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

Note 2.   Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1999, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders of the Company.

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

The following are reconciliations of the amounts used in the per share calculations for 2000 and 1999:

                                                            For the Three Months Ended
                                                              March 31, 2000 and 1999
                                                   ------------------------------------------
                                                       Income         Shares       Per Share
                                                    (Numerator)    (Denominator)     Amount
                                                   ------------------------------------------
Basic EPS for 2000                                 $    331,000        624,486     $  0.53
Diluted EPS for 2000                                    331,000        624,896        0.53
Basic EPS and diluted EPS for 1999                      200,000        632,385        0.32

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 4.   Dividends Declared

On March 21, 2000, the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $0.34 per share for stockholders of record as of March 31, 2000 and payable on April 12, 2000. The dividends declared were accrued and reported as other liabilities in the March 31, 2000 condensed consolidated statement of financial condition.

Note 5.   Stock Option and Management Recognition Plans

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 1999. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At March 31, 2000, 58,136 options have been granted at an exercise price of $31.00, of which 22,120 options are currently exercisable. No options have been exercised to date and all options granted are outstanding at March 31, 2000.

The MRP reserved for issuance 26,979 shares of common stock to officers, directors, and employees at the time of the adoption. The Bank issued 24,281 shares and 400 shares from authorized but unissued common stock to fund the MRP on January 26, 1999 and January 26, 2000, respectively. The restricted common stock under the MRP vests 25% at the date of grant and 25% annually beginning on the one year anniversary of the date of grant.

Note 6.   Note Payable and Federal Home Loan Bank Advances

The Company has a note payable outstanding for $9,500,000 from another bank that requires interest only monthly payments at the prime rate less 1.25% with the principal balance due on February 28, 2001. The note is collateralized by all of the Bank's common stock, which is owned by the Company.

The Bank has advances from the Federal Home Loan Bank outstanding for $13,000,000, which bear interest at rates ranging from 6.18% to 6.24% and are due from November 2000 through September 2001.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 2000 and December 31, 1999:

At March 31, 2000 and December 31, 1999 total assets amounted to $150.1 million and $143.9 million, respectively. Loans receivable, net, increased from $124.9 million at December 31, 1999 to $128.3 million at March 31, 2000, a $3.4 million increase. Savings deposits decreased $782,000 from $90.6 million at December 31, 1999 to $89.8 million at March 31, 2000. Investment securities increased $216,000 from $5.8 million at December 31, 1999 to $6.0 million at March 31, 2000 due to the purchase of securities during the first quarter of 2000. Stockholders' equity increased by $140,000 for the three months ended March 31, 2000. This increase is primarily due to net income of $331,000, offset by $216,000 of dividends declared.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $1.7 million of loans outstanding which were delinquent more than 90 days at March 31, 2000, compared to $1.4 million at December 31, 1999. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $898,000 at March 31, 2000 and at December 31, 1999. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At March 31, 2000, the Company's capital amounted to $34.6 million, which as a percentage of total consolidated assets was 23.0%, and was considerably in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999:

General. Net income for the three months ended March 31, 2000 was $331,000 compared to $200,000 during the same quarter in 1999. As discussed below, the increase in earnings was primarily attributable to the decrease in expense associated with the MRP in the first quarter of 2000 compared to the same period in 1999.

Interest income. Interest income increased by $169,000 from $2.5 million for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000. The increase is primarily due to a increase in the average balance of interest-earning assets during the first quarter of 2000 as compared to 1999. Approximately 97% of the Bank's assets were interest-earning at March 31, 2000, and approximately 88% of such interest-earning assets were held in the form of loans receivable.

Interest Expense. Interest expense increased by $314,000 from $972,000 during the three months ended March 31, 1999 to $1.3 million for the three months ended March 31, 2000. The increase is due to a higher level of average interest-bearing liabilities outstanding during the first quarter of 2000 in comparison to the same quarter a year earlier.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net interest income. Net interest income decreased by $145,000 from $1.5 million for the three months ended March 31, 1999 to $1.4 million for the three months ended March 31, 2000, primarily due to the increase in interest expense discussed above.

Provision for loan losses. The Bank did not make any loan loss provisions during the quarters ended March 31, 2000 and 1999. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At March 31, 2000, the Bank's level of general valuation allowances for loan losses amounted to $898,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense decreased from $1.3 million to $932,000 for the three months ended March 31, 1999 compared to 2000. Compensation expense decreased by $329,000 from 1999 to 2000 due to a decrease of $386,000 in MRP expense. All other categories of noninterest expense fluctuated by insignificant amounts between the two periods.

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

Mooresville Savings must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 2000 was considerably in excess of such requirements. The Bank's liquidity has increased from December 31, 1999 in order to fund the Bank's continued loan growth. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

Impact of the Year 2000:

The Company is pleased to report that no significant Year 2000 difficulties have been encountered during the first quarter of 2000.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the three month period ended March 31, 2000.

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

     Item 2.   Changes in Securities and Use of Proceeds
       Not applicable

     Item 3.   Defaults Upon Senior Securities
       Not applicable

     Item 4.   Submission of Matters to a Vote of Security Holders
       Not applicable

     Item 5.   Other Information
       Not applicable

     Item 6.   Exhibits and Reports on Form 8-K
       (a)     27 - Financial Data Schedule
       (b)     There were no reports on Form 8-K filed during the quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Coddle Creek Financial Corp.

         Dated  May 5, 2000               By:  /s/ George W. Brawley, Jr.
               ----------------------          -------------------------------
                                                   George W. Brawley
                                                   President and CEO

         Dated   May 5, 2000              By:  /s/ Billy R. Williams
               ---------------------           -------------------------------
                                                   Billy R. Williams
                                                   Secretary/Controller