Form 10-Q
period 2000-06-30
CODDLE CREEK FINANCIAL CORP
filed 2000-08-09
CIK 1045944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended          June 30, 2000
                                          ----------------------------------

                                      OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ to ________________

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

Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                       ---

As of August 10, 2000 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                                  Page
                                                                                                  ----
Item 1.    Financial Statements
Condensed Consolidated Statements of Financial Condition as of
    June 30, 2000 (Unaudited) and December 31, 1999                                                  1

  Condensed Consolidated Statements of Income and Comprehensive Income for
    the Three Months ended June 30, 2000 and 1999 (Unaudited)                                        2

  Condensed Consolidated Statements of Income and Comprehensive Income for
    the Six Months ended June 30, 2000 and 1999 (Unaudited)                                          3

  Condensed Consolidated Statements of Cash Flows for the Six Months
    ended June 30, 2000 and 1999 (Unaudited)                                                         4

  Notes to Condensed Consolidated Financial Statements (Unaudited)                               5 - 7

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                           8 - 10
    Item 3.    Quantitative and Qualitative Disclosures about Market Risk                           10

PART II.    OTHER INFORMATION

    Item 1.     Legal Proceedings                                                                   11

    Item 2.     Changes in Securities and Use of Proceeds                                           11

    Item 3.     Defaults Upon Senior Securities                                                     11

    Item 4.     Submission of Matters to a Vote of Security Holders                                 11

    Item 5.     Other Information                                                                   11

    Item 6.     Exhibits and Reports on Form 8-K                                                    11

    Signatures                                                                                 12 - 13

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2000 and December 31, 1999

                                                                                         June 30,               December 31,
ASSETS                                                                                     2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)                 (Note)
Cash and cash equivalents                                                          $    10,503,000             $    8,414,000
Certificates of deposit                                                                    100,000                    100,000
Securities available for sale                                                            3,038,000                  3,414,000
Securities held to maturity                                                              1,280,000                  1,181,000
Federal Home Loan Bank stock                                                             1,188,000                  1,060,000
Loans receivable, net                                                                  130,626,000                124,863,000
Office properties and equipment, net                                                     1,105,000                  1,112,000
Accrued interest receivable                                                                903,000                    825,000
Cash value of life insurance                                                             1,153,000                  1,176,000
Real estate owned                                                                                -                     65,000
Deferred income taxes                                                                    1,222,000                  1,219,000
Income tax refund claim receivable                                                         238,000                    386,000
Prepaid expenses and other assets                                                          104,000                     52,000
                                                                                   ------------------------------------------
       Total assets                                                                $   151,460,000             $  143,867,000
                                                                                   ==========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits                                                                         $    92,109,000             $   90,563,000
  Note payable                                                                           7,800,000                 10,500,000
  Federal Home Loan Bank advances                                                       13,351,000                  5,000,000
  Advances from borrowers for taxes and insurance                                          202,000                     76,000
  Accounts payable and other liabilities                                                   964,000                    807,000
  Deferred compensation                                                                  2,489,000                  2,476,000
                                                                                   ------------------------------------------
       Total liabilities                                                               116,915,000                109,422,000
                                                                                   ------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 5,000,000 shares; none issued                                      -                          -
  Common stock, no par value, authorized 20,000,000 shares;
   issued and outstanding 699,156 shares at June 30, 2000                                        -                          -
   and 698,756 shares at December 31, 1999
  Additional paid-in capital                                                            22,959,000                 23,057,000
  Unearned ESOP shares                                                                  (3,725,000)                (3,725,000)
  Management recognition plan                                                             (554,000)                  (728,000)
  Unearned compensation                                                                   (806,000)                  (839,000)
  Retained earnings, substantially restricted                                           16,698,000                 16,701,000
  Accumulated other comprehensive income (loss)                                            (27,000)                   (21,000)
                                                                                   ------------------------------------------
       Total stockholders' equity                                                       34,545,000                 34,445,000
                                                                                   ------------------------------------------
       Total liabilities and stockholders' equity                                  $   151,460,000             $  143,867,000
                                                                                   ==========================================

NOTE: The Condensed Consolidated Statement of Financial Condition as of December
      31, 1999 has been taken from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

condensed CONSOLIDATED Statements of Income AND
  COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2000 and 1999


                                                                        2000            1999
------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Interest income:
 Loans                                                              $ 2,649,000      $ 2,295,000
 Investment securities                                                   79,000           88,000
 Other                                                                  142,000          105,000
                                                                    ----------------------------
                                                                      2,870,000        2,488,000
Interest expense:
 Deposits                                                             1,062,000          982,000
 Federal Home Loan Bank advances and note payable                       397,000                -
                                                                    ----------------------------
                                                                      1,459,000          982,000
                                                                    ----------------------------
       Net interest income                                            1,411,000        1,506,000
                                                                    ----------------------------
Provision for loan losses                                                     -                -
                                                                    ----------------------------
       Net interest income after provision for loan losses            1,411,000        1,506,000
                                                                    ----------------------------
Noninterest income                                                       57,000           55,000
                                                                    ----------------------------
Noninterest expenses:
 Compensation and employee benefits                                     703,000          617,000
 Net occupancy                                                           55,000           65,000
 Deposit insurance premiums                                              11,000           14,000
 Data processing                                                         56,000           42,000
 Other                                                                  206,000          167,000
                                                                    ----------------------------
                                                                      1,031,000          905,000
                                                                    ----------------------------
       Income before income taxes                                       437,000          656,000
Income taxes                                                            166,000          214,000
                                                                    ----------------------------
       Net income                                                       271,000          442,000

Other comprehensive income (loss), unrealized holding
 gains (losses) arising during the period, net of tax                     1,000          (26,000)
                                                                    ----------------------------
       Comprehensive income                                         $   272,000      $   416,000
                                                                    ============================
Basic earnings per share                                            $      0.43      $      0.69
                                                                    ============================
Diluted earnings per share                                          $      0.43      $      0.69
                                                                    ============================
Dividends per share                                                 $      0.61      $      0.53
                                                                    ============================


See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2000 and 1999

                                                                                        2000            1999
----------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Interest income:
  Loans                                                                              $ 5,123,000     $ 4,545,000
  Investment securities                                                                  156,000         232,000
  Other                                                                                  239,000         190,000
                                                                                     ---------------------------
                                                                                       5,518,000       4,967,000
Interest expense:
  Deposits                                                                             2,069,000       1,954,000
  Federal Home Loan Bank advances and note payable                                       676,000
                                                                                     ---------------------------
                                                                                       2,745,000       1,954,000
                                                                                     ---------------------------
       Net interest income                                                             2,773,000       3,013,000
                                                                                     ---------------------------
Provision for loan losses                                                                      -               -
                                                                                     ---------------------------
       Net interest income after provision for loan losses                             2,773,000       3,013,000
                                                                                     ---------------------------
Noninterest income                                                                       174,000         105,000
                                                                                     ---------------------------
Noninterest expenses:
  Compensation and employee benefits                                                   1,362,000       1,605,000
  Net occupancy                                                                          105,000         115,000
  Deposit insurance premiums                                                              16,000          28,000
  Data processing                                                                        112,000         108,000
  Other                                                                                  368,000         305,000
                                                                                     ---------------------------
                                                                                       1,963,000       2,161,000
                                                                                     ---------------------------
       Income before income taxes                                                        984,000         957,000
Income taxes                                                                             382,000         315,000
                                                                                     ---------------------------
       Net income                                                                        602,000         642,000
Other comprehensive loss, unrealized holding losses arising
  during the period, net of tax                                                           (6,000)        (49,000)
                                                                                     ---------------------------
       Comprehensive income                                                          $   596,000     $   593,000
                                                                                     ===========================
Basic earnings per share                                                             $      0.96     $      1.01
                                                                                     ===========================
Diluted earnings per share                                                           $      0.96     $      1.01
                                                                                     ===========================
Dividends per share                                                                  $      0.95     $      0.78
                                                                                     ===========================

(See Notes to Condensed Consolidated Financial Statements.)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED Statements of CASH FLOWS
Six Months Ended June 30, 2000 and 1999

                                                                                2000                   1999
---------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
Cash Flows From Operating Activities
 Net income                                                               $   602,000              $   642,000
 Adjustments to reconcile net income to cash provided by
   operating activities:
   Provision for depreciation                                                  57,000                   44,000
   Deferred income taxes                                                            -                  (60,000)
   Vesting of management recognition plan                                     187,000                  579,000
   Amortization of unearned compensation                                       33,000                        -
   ESOP contribution                                                         (111,000)                 (31,000)
   Changes in assets and liabilities:
    (Increase) decrease in:
          Interest receivable                                                 (78,000)                 116,000
          Cash value of life insurance                                         23,000                   31,000
          Prepaid expenses and other assets                                    96,000                   (3,000)
    Increase (decrease) in:
          Accounts payable and other liabilities                              173,000                  347,000
          Deferred compensation                                                13,000                   29,000
                                                                          ------------------------------------
       Net cash provided by operating activities                              995,000                1,694,000
                                                                          ------------------------------------
Cash Flows From Investing Activities
 Net (increase) decrease in investments                                       140,000               (6,576,000)
 Net decrease in real estate owned                                             65,000
 Net increase in loans receivable                                          (5,763,000)              (6,893,000)
 Purchases of office properties and equipment                                 (50,000)                (168,000)
                                                                          ------------------------------------
       Net cash provided by (used in) investing activities                 (5,608,000)                (485,000)
                                                                          ------------------------------------
Cash Flows From Financing Activities
 Net increase (decrease) in deposits                                        1,546,000                1,119,000
 Proceeds from Federal Home Loan Bank Advances                              8,351,000                        -
 Payments on note payable                                                  (2,700,000)                       -
 Increase in advances from borrowers for taxes and insurance                  126,000                  104,000
 Cash dividends paid                                                         (621,000)                (317,000)
                                                                          ------------------------------------
       Net cash provided by (used in) financing activities                  6,702,000                  906,000
                                                                          ------------------------------------
       Net increase in cash and cash equivalents                            2,089,000                2,115,000
Cash and cash equivalents:
 Beginning                                                                  8,414,000                8,245,000
                                                                          ------------------------------------
 Ending                                                                   $10,503 000              $10,360,000
                                                                          ====================================
Supplemental Disclosure of Cash Flow Information
 Cash payments for:
   Interest                                                               $ 2,719,000              $ 1,985,000
   Income taxes                                                               214,000                  144,000
   Change in accrued dividends                                                 16,000                  188,000


See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. (UNAUDITED)
--------------------------------------------------------------------------------

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. (UNAUDITED)
--------------------------------------------------------------------------------

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

Note 2.    Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1999, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals, except for the implementation of the Management Recognition Plan discussed in Note 5) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to the Stockholders.

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

The following are reconciliations of the amounts used in the per share calculations for 2000 and 1999:

                                                 For the Six Months Ended
                                                  June 30, 2000 and 1999
                                      -----------------------------------------
                                          Income         Shares       Per Share
                                       (Numerator)    (Denominator)     Amount
                                      -----------------------------------------
Basic EPS for 2000                    $  602000        626760   $         0.96
Diluted EPS for 2000                     602000        628285             0.96
Basic EPS and diluted EPS for 1999       642000        633080             1.01

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. (UNAUDITED)
--------------------------------------------------------------------------------

Note 3.     Earnings Per Share (Continued)


                                               For the Three Months Ended
                                                 June 30, 2000 and 1999
                                       --------------------------------------
                                          Income       Shares      Per Share
                                        (Numerator)  (Denominator)   Amount
                                       --------------------------------------
Basic EPS for 2000                     $  271,000      629,084     $   0.43
Diluted EPS for 2000                      271,000      631,750         0.43
Basic EPS and diluted EPS for 1999        442,000      633,080         0.69

Note 4.    Dividends Declared

On June 13, 2000 the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $0.61 per share for stockholders of record as of June 30, 2000 and payable on July 14, 2000. The dividends declared were accrued and reported as other liabilities in the June 30, 2000 condensed consolidated statement of financial condition.

Note 5.    Stock Option and Management Recognition Plans

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 1999. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At June 30, 2000, 58,136 options have been granted at an exercise price of $31.00, of which 22,120 are currently exercisable. No options have been exercised to date and all options granted are outstanding at June 30, 2000.

The MRP reserved for issuance 26,979 shares of common stock to officers, directors, and employees. The Bank issued 24,281 shares and 400 shares from authorized but unissued common stock to fund the MRP on January 26, 1999 and January 26, 2000, respectively. The restricted common stock under the MRP vests 25% at the date of grant and 25% annually beginning on the one year anniversary of the date of grant.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Comparison of Financial Condition at June 30, 2000 and December 31, 1999:

At June 30, 2000 and December 31, 1999 total assets amounted to $151.5 million and $143.9 million, respectively. Loans receivable, net, increased from $124.9 million at December 31, 1999 to $130.6 million at June 30, 2000, a $5.8 million increase. Savings deposits increased $1.5 million from $90.6 million at December 31, 1999 to $92.1 million at June 30, 2000. Investment securities decreased $149,000 from $5.8 million at December 31, 1999 to $5.6 million at June 30, 2000 due to the maturity of securities during the first six months of 2000. Retained earnings decreased by $3,000 for the six months ended June 30, 2000. This decrease is due to net income of $602,000, offset by $605,000 of dividends declared.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $1.3 million of loans outstanding which were delinquent more than 90 days at June 30, 2000, compared to $1.4 million at December 31, 1999. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $898,000 at June 30, 2000 and at December 31, 1999. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At June 30, 2000, the Company's capital amounted to $34.5 million, which as a percentage of total consolidated assets was 22.8%, and was considerably in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2000 and 1999:

General. Net income for the three and six months ended June 30, 2000 was $271,000 and $602,000 respectively compared to $442,000 and $642,000 earned during the same periods in 1999.

Interest income. Interest income increased $382,000 to $2.9 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999. Interest income increased $551,000 to $5.5 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999. The increase is primarily due to an increase in the both the interest rates earned and average balance of loans receivable during the first six months of 2000 as compared to 1999. Approximately 97% of the Bank's assets were interest-earning at June 30, 2000, and approximately 89% of such interest-earning assets were held in the form of loans receivable.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Interest Expense.   Interest expense increased by $477,000 from $982,000 during the three months ended June 30, 1999 to $1.5 million for the three months ended
June 30, 2000.   Interest expense increased by $791,000 from $2.0 million during the six months ended June 30, 1999 to $2.7 million for the six months ended June 30, 2000. The increase is due to FHLB advances and notes payable outstanding during the first two quarters of 2000 in comparison to the same period a year earlier.

Net interest income. Net interest income decreased $95,000 from $1.5 million for the three months ended June 30, 1999 to $1.4 million for the three months ended June 30, 2000. Net interest income decreased by $240,000 from $3.0 million for the six months ended June 30, 1999 to $2.8 million for the six months ended June 30, 2000. The decrease is primarily due to the increase in interest expense discussed above.

Provision for loan losses. The Bank did not make any loan loss provisions during the six months ended June 30, 2000 and 1999, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At June 30, 2000, the Bank's level of general valuation allowances for loan losses amounted to $898,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense increased from $905,000 for the three months ended June 30, 1999 to $1.0 million for the three months ended June 30, 2000. Noninterest expense decreased from $2.2 million for the six months ended June 30, 1999 to $2.0 million for the six months ended June 30, 2000. Compensation expense included $187,000 of MRP expense for the six months ended June 30, 2000 compared to $482,000 for the six months ended June 30, 1999. All other categories of noninterest expense fluctuated by insignificant amounts between the two periods.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity has increased slightly from December 31, 1999 as FHLB advances are used to fund loan growth. The Bank's liquidity ratio at June 30, 2000 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

Impact of the Year 2000:

The Company is pleased to report that no significant Year 2000 difficulties have been encountered during the first two quarters of 2000.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the six months ended June 30, 2000.

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

     Item 2.   Changes in Securities and Use of Proceeds
               Not applicable

     Item 3.   Defaults Upon Senior Securities
               Not applicable

     Item 4. Submission of Matters to a Vote of Security Holder The Company held an Annual Meeting of Stockholders on April 20, 2000. The purpose of the meeting was to vote on the following proposals:
               1. Election of directors, Donald R. Belk, Dale W. Brawley, George W. Brawley, Jr., Jack G. Lawler, Don E. Mills and Claude U. Voils, Jr.
               2. Ratification of appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 2000.

     Item 5.   Other Information
               Not applicable

     Item 6.   Exhibits and Reports on Form 8-K
               (a)  27 - Financial Data Schedule
               (b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Coddle Creek Financial Corp.

     Dated      August 10, 2000                  By:  /s/ George W. Brawley, Jr.
           ------------------------                   --------------------------
                                                 George W. Brawley
                                                 President and CEO

     Dated      August 10, 2000                  By:  /s/ Billy R. Williams
           ------------------------                   --------------------------
                                                 Billy R. Williams
                                                 Secretary/Controller