Form 10-Q
period 2000-09-30
CODDLE CREEK FINANCIAL CORP
filed 2000-11-14
CIK 1045944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended          September 30, 2000
                                            ----------------------------------

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

                        Commission File Number 000-23465

                          Coddle Creek Financial Corp.
             (Exact name of registrant as specified in its charter)

                  North Carolina                            56-2045998
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

                    347 North Main Street/Post Office Box 117
                        Mooresville, North Carolina 28115
               (Address of principal executive offices) (Zip code)

                                 (704) 664-4888
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check |X| whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

As of November 1, 2000 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                   CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                         Page
                                                                                                         ----
   Item 1.    Financial Statements
   Condensed Consolidated Statements of Financial Condition as of
       September 30, 2000 (Unaudited) and December 31, 1999                                                  1

   Condensed Consolidated Statements of Income and Comprehensive Income for
       the Three Months ended September 30, 2000 and 1999 (Unaudited)                                        2

   Condensed Consolidated Statements of Income and Comprehensive Income for
       the Nine Months ended September 30, 2000 and 1999 (Unaudited)                                         3

   Condensed Consolidated Statements of Cash Flows for the Nine Months
       ended September 30, 2000 and 1999 (Unaudited)                                                         4

    Notes to Condensed Consolidated Financial Statements (Unaudited)                                      5 - 7

    Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                 8 - 10
    Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                  10

PART II.    OTHER INFORMATION

    Item 1.     Legal Proceedings                                                                           11
    Item 2.     Changes in Securities and Use of Proceeds                                                   11
    Item 3.     Defaults Upon Senior Securities                                                             11
    Item 4.     Submission of Matters to a Vote of Security Holders                                         11
    Item 5.     Other Information                                                                           11
    Item 6.     Exhibits and Reports on Form 8-K                                                            11
    Signatures                                                                                           12 - 13

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2000 and December 31, 1999


                                                                               September 30,       December 31,
ASSETS                                                                              2000               1999
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)            (Note)
Cash and cash equivalents                                                       $    11,328,000   $      8,414,000
Certificates of deposit                                                                 100,000            100,000
Securities available for sale                                                         3,052,000          3,414,000
Securities held to maturity                                                           1,178,000          1,181,000
Federal Home Loan Bank stock                                                          1,188,000          1,060,000
Loans receivable, net                                                               130,882,000        124,863,000
Office properties and equipment, net                                                  1,079,000          1,112,000
Accrued interest receivable                                                             925,000            825,000
Cash value of life insurance                                                          1,145,000          1,176,000
Real estate owned                                                                                           65,000
Deferred income taxes                                                                 1,235,000          1,219,000
Income tax refund claim receivable                                                      173,000            386,000
Prepaid expenses and other assets                                                       136,000             52,000
                                                                             --------------------------------------
              Total assets                                                      $   152,421,000   $    143,867,000
                                                                             ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                     $    94,749,000   $     90,563,000
   Note payable                                                                       6,250,000         10,500,000
   Federal Home Loan Bank advances                                                   13,000,000          5,000,000
   Advances from borrowers for taxes and insurance                                      260,000             76,000
   Accounts payable and other liabilities                                             1,012,000            807,000
   Deferred compensation                                                              2,496,000          2,476,000
                                                                             --------------------------------------
              Total liabilities                                                     117,767,000        109,422,000
                                                                             --------------------------------------
Stockholders' Equity:
   Preferred stock, authorized 5,000,000 shares; none issued
   Common stock, no par value, authorized 20,000,000 shares;
      issued and outstanding 699,156 shares at September 30, 2000 and 698,756 at December 31, 1999
   Additional paid-in capital                                                        22,930,000         23,057,000
   Unearned ESOP shares                                                             (3,725,000)        (3,725,000)
   Management recognition plan                                                        (462,000)          (728,000)
   Unearned compensation                                                              (790,000)          (839,000)
   Retained earnings, substantially restricted                                       16,719,000         16,701,000
   Accumulated other comprehensive income (loss)                                       (18,000)           (21,000)
                                                                             --------------------------------------
              Total stockholders' equity                                             34,654,000         34,445,000
                                                                             --------------------------------------
              Total liabilities and stockholders' equity                        $   152,421,000    $   143,867,000
                                                                             ======================================


NOTE: The Condensed Consolidated Statement of Financial Condition as of December 31, 1999 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME


For the Three Months Ended September 30, 2000 and 1999


                                                                                    2000               1999
-------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Interest income:
   Loans                                                                        $     2,676,000    $     2,384,000
   Investment securities                                                                 75,000             81,000
   Other                                                                                155,000            130,000
                                                                             --------------------------------------
                                                                                      2,906,000          2,595,000
Interest expense:
   Deposits                                                                           1,160,000          1,008,000
   Federal Home Loan Bank advances and note payable                                     403,000
                                                                             --------------------------------------
                                                                                      1,563,000          1,008,000
                                                                             --------------------------------------
              Net interest income                                                     1,343,000          1,587,000
                                                                             --------------------------------------
Provision for loan losses
                                                                             --------------------------------------
              Net interest income after provision for loan losses                     1,343,000          1,587,000
                                                                             --------------------------------------
Noninterest income                                                                       73,000             59,000
                                                                             --------------------------------------
Noninterest expenses:
   Compensation and employee benefits                                                   653,000            966,000
   Net occupancy                                                                         52,000            (9,000)
   Deposit insurance premiums                                                                               14,000
   Data processing                                                                       45,000             46,000
   Other                                                                                173,000            162,000
                                                                             --------------------------------------
                                                                                        923,000          1,179,000
                                                                             --------------------------------------
              Income before income taxes                                                493,000            467,000
Income taxes                                                                            197,000            130,000
                                                                             --------------------------------------
              Net income                                                                296,000            337,000
Other comprehensive income (loss), unrealized holding
   gains (losses) arising during the period, net of tax                                   9,000            (3,000)
                                                                             --------------------------------------
              Comprehensive income                                              $       305,000    $       334,000
                                                                             ======================================

Basic earnings per share                                                        $          0.47     $         0.53
                                                                             ======================================
Diluted earnings per share                                                      $          0.46     $         0.53
                                                                             ======================================
Regular dividends per share                                                     $          0.42     $         0.63
                                                                             ======================================
Return of capital dividend per share                                            $                   $        17.18
                                                                             ======================================



See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Nine Months Ended September 30, 2000 and 1999


                                                                                    2000               1999
-------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Interest income:
   Loans                                                                         $    7,799,000     $    6,929,000
   Investment securities                                                                231,000            313,000
   Other                                                                                394,000            320,000
                                                                             --------------------------------------
                                                                                      8,424,000          7,562,000
Interest expense:
   Deposits                                                                           3,229,000          2,962,000
   Federal Home Loan Bank advances and note payable                                   1,079,000
                                                                             --------------------------------------
                                                                                      4,308,000          2,962,000
                                                                             --------------------------------------
              Net interest income                                                     4,116,000          4,600,000
                                                                             --------------------------------------
Provision for loan losses
                                                                             --------------------------------------
              Net interest income after provision for loan losses                     4,116,000          4,600,000
                                                                             --------------------------------------
Noninterest income                                                                      247,000            164,000
                                                                             --------------------------------------
Noninterest expenses:
   Compensation and employee benefits                                                 2,015,000          2,571,000
   Net occupancy                                                                        157,000            106,000
   Deposit insurance premiums                                                            16,000             42,000
   Data processing                                                                      157,000            154,000
   Other                                                                                541,000            467,000
                                                                             --------------------------------------
                                                                                      2,886,000          3,340,000
                                                                             --------------------------------------
              Income before income taxes                                              1,477,000          1,424,000
Income taxes                                                                            579,000            445,000
                                                                             --------------------------------------
              Net income                                                                898,000            979,000
Other comprehensive income (loss), unrealized holding
   gains (losses) arising during the period, net of tax                                   3,000           (52,000)
                                                                             --------------------------------------
              Comprehensive income                                               $      901,000     $     927,000
                                                                             ======================================

Basic earnings per share                                                         $         1.43     $         1.54
                                                                             ======================================
Diluted earnings per share                                                       $         1.42     $         1.54
                                                                             ======================================
Regular dividends per share                                                      $         1.38     $         1.41
                                                                             ======================================
Return of capital dividend per share                                             $                  $        17.18
                                                                             ======================================


See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2000 and 1999


                                                                                   2000               1999
------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Cash Flows From Operating Activities
   Net income                                                                    $     898,000    $       979,000
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Provision for depreciation                                                        83,000             69,000
      Deferred income taxes                                                           (18,000)           (60,000)
      Vesting of management recognition plan                                           279,000          1,018,000
      ESOP contribution                                                              (140,000)           (50,000)
      Amortization of unearned compensation                                             49,000
      Changes in assets and liabilities:
        (Increase) decrease in:
                  Interest receivable                                                (100,000)            111,000
                  Prepaid expenses and other assets                                    160,000          (341,000)
        Increase (decrease)  in:
                  Accounts payable and other liabilities                               335,000            220,000
                  Deferred compensation                                                 20,000             31,000
                                                                            --------------------------------------
              Net cash provided by operating activities                              1,566,000          1,977,000
                                                                            --------------------------------------
Cash Flows From Investing Activities
   Net decrease in investments                                                         242,000          6,621,000
   Net increase in loans receivable                                                (6,019,000)       (11,002,000)
   Net decrease in real estate owned                                                    65,000
   Purchases of office properties and equipment                                       (50,000)          (184,000)
                                                                            --------------------------------------
              Net cash used in investing activities                                (5,762,000)        (4,565,000)
                                                                            --------------------------------------
Cash Flows From Financing Activities
   Net increase in deposits                                                          4,186,000          4,965,000
   Borrowings on note payable                                                                          12,000,000
   Payments on note payable                                                        (4,250,000)
   Proceeds from Federal Home Loan Bank Advances                                     8,000,000
   Increase in advances from borrowers for taxes and insurance                         184,000            151,000
   Return of capital dividend paid                                                                   (12,005,000)
   Cash dividends paid                                                             (1,010,000)          (660,000)
                                                                            --------------------------------------
              Net cash provided by financing activities                              7,110,000          4,451,000
                                                                            --------------------------------------
              Net increase in cash and cash equivalents                              2,914,000          1,863,000
Cash and cash equivalents:
   Beginning                                                                         8,414,000          8,245,000
                                                                            --------------------------------------
   Ending                                                                        $  11,328,000     $   10,108,000
                                                                            ======================================

Supplemental Disclosure of Cash Flow Information
   Cash payments for:
      Interest                                                                   $   4,228,000     $    2,982,000
      Income taxes                                                                     384,000            774,000
   Change in accrued dividends                                                         130,000            253,000





See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note 1.  Nature of Business

On December 30, 1997, pursuant to a Plan of Conversion which was approved by its members and regulators, Mooresville Savings Bank, Inc., SSB (the "Bank" or "Mooresville Savings Bank") converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion") and became a wholly-owned subsidiary of Coddle Creek Financial Corp. (the "Company"). Coddle Creek was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Mooresville Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP"), which was established in connection with the Conversion. The closing of the offering occurred on December 30, 1997 and resulted in the issuance of 674,475 shares of common stock at a price of $50.00 per share, for proceeds of $32,494,000 (net of $1,230,000 in conversion costs). The Company transferred $14,134,000 of the net proceeds to Mooresville Savings for the purchase of all of the common stock of the Bank. The Company then loaned the ESOP trust $4,216,000 to purchase 53,958 shares of common stock in the open market.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Note 1.    Nature of Business (Continued)

The Bank may not declare or pay a cash dividend or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. For a period of five years after its Conversion, the Bank must obtain written approval from the Administrator of the North Carolina Savings Institutions Division before declaring or paying a cash dividend on its common stock in an amount in excess of one-half of the greater of (i) the Bank's net income for the most recent fiscal year end, or (ii) the average of the Bank's net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

Note 2.  Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 1999, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals, except for the implementation of the Management Recognition Plan discussed in Note 5) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1999 Annual Report of the stockholders.

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

The following are reconciliations of the amounts used in the per share calculations for 2000 and 1999:

                                                      For the Nine Months Ended
                                                      September 30, 2000 and 1999
                                           -------------------------------------------------
                                                 Income            Shares       Per Share
                                              (Numerator)      (Denominator)      Amount
                                           -------------------------------------------------
Basic EPS for 2000                              $898,000          628,440     $   1.43
Diluted EPS for 2000                             898,000          632,454         1.42
Basic ESP and diluted EPS for 1999               979,000          634,267         1.54


CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Note 3.     Earnings Per Share (Continued)

                                                     For the Three Months Ended
                                                     September 30, 2000 and 1999
                                          --------------------------------------------------
                                                Income            Shares        Per Share
                                             (Numerator)      (Denominator)      Amount
                                          --------------------------------------------------
Basic EPS for 2000                           $   296,000          631,801     $    0.47
Diluted EPS for 2000                             296,000          640,790          0.46
Basic EPS and diluted EPS for 1999               337,000          635,642          0.53

Note 4.  Dividends Declared

On September 19, 2000, the Board of Directors of Coddle Creek Financial Corp. declared a dividend of $0.42 per share for stockholders of record as of September 30, 2000 and payable on October 12, 2000. The dividends declared were accrued and reported as other liabilities in the September 30, 2000 condensed consolidated statement of financial condition.


Note 5.  Stock Option and Management Recognition Plans

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 1999. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At September 30, 2000, 58,136 options have been granted at an exercise price of $31.00 of which 22,120 are currently exercisable. No options have been exercised to date and all options granted are outstanding at September 30, 2000.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 2000 and December 31, 1999:

At September 30, 2000 and December 31, 1999 total assets amounted to $152.4 million and $143.9 million, respectively. Loans receivable, net, increased from $124.9 million at December 31, 1999 to $130.9 million at September 30, 2000, a $6.0 million increase. Savings deposits increased $4.2 million from $90.6 million at December 31, 1999 to $94.7 million at September 30, 2000. Investment securities decreased $237,000 from $5.8 million at December 31, 1999 to $5.5 million at September 30, 2000 due to the maturity of securities during the first nine months of 2000. Stockholders' equity increased by $209,000 for the nine months ended September 30, 2000. FHLB advances increased to $13.0 million at September 30, 2000 from $5.0 million at December 31, 1999 as a result of increased loan demand. This increase is due to net income of $898,000, amortization of the management recognition plan and unearned compensation of $315,000, an increase in accumulated other comprehensive income of $3,000, offset by $880,000 of dividends declared and a $127,000 fair market value change in ESOP shares.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $1.7 of loans outstanding which were delinquent more than 90 days at September 30, 2000, compared to $1.4 million at December 31, 1999. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was increased by $6,000 to $904,000 at September 30, 2000 from $898,000 at December 31, 1999. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At September 30, 2000, the Company's capital amounted to $34.7 million, which as a percentage of total consolidated assets was 22.7%, and was considerably in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2000 and 1999:

General. Net income for the three and nine months ended September 30, 2000 was $296,000 and $898,000 respectively or $41,000 and $81,000 less than the $337,000 and $979,000 earned during the same periods in 1999.

Interest income. Interest income increased $311,000 to $2.9 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999. Interest income increased by $862,000 from $7.6 million for the nine months ended September 30, 1999 to $8.4 million for the nine months ended September 30, 2000. The increase is primarily due to an increase in both the interest rates earned and average balance of loans receivable during the first nine months of 2000 as compared to 1999. Approximately 98% of the Bank's assets were interest-earning at September 30, 2000, and approximately 86% of such interest-earning assets were held in the form of loans receivable.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


Interest Expense. Interest expense increased by $555,000 from $1.0 million for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000. Interest expense increased by $1.3 million from $3.0 million during the nine months ended September 30, 1999 to $4.3 million for the nine months ended September 30, 2000. The increase is due to FHLB advances and notes payable outstanding during the first three quarters of 2000 in comparison to the same period a year earlier.

Net interest income. Net interest income decreased $244,000 from $1.6 million for the three months ended September 30, 1999 to $1.3 million for the three months ended September 30, 2000. Net interest income decreased by $484,000 from $4.6 million for the nine months ended September 30, 1999 to $4.1 million for the nine months ended September 30, 2000. The decrease is primarily due to the increase in interest expense discussed above.

Provision for loan losses. The Bank did not make any loan loss provisions during the nine months ended September 30, 2000 and 1999, respectively. The $6,000 increase in 2000 is due to bad debt recoveries. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At September 30, 2000, the Bank's level of general valuation allowances for loan losses amounted to $904,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense decreased from $1.2 million to $923,000 for the three months ended September 30, 1999 and 2000, respectively. Noninterest expense decreased from $3.3 million to $2.9 million for the nine months ended September 30, 1999 and 2000, respectively. Compensation expense included $279,000 of MRP expense for the nine months ended September 30, 2000 compared to $1.0 million for the nine months ended September 30, 1999. All other categories of noninterest expense fluctuated by insignificant amounts between the periods.

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity has decreased from December 31, 1999 as investment securities that matured were used to fund loan growth. However, the Bank's liquidity ratio at September 30, 2000 was in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the nine months ended September 30, 2000.

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

        Item 2.   Changes in Securities and Use of Proceeds
                  Not applicable

        Item 3.   Defaults Upon Senior Securities
                  Not applicable

        Item 4.   Submission of Matters to a Vote of Security Holders
                  Not applicable

        Item 5.   Other Information
                  Not applicable

        Item 6.   Exhibits and Reports on Form 8-K
                  (a)    27 - Financial Data Schedule
                  (b) No reports on Form 8-K were filed during the nine months ended September 30, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Coddle Creek Financial Corp.

         Dated      November 1, 2000         By:  /s/ George W. Brawley, Jr.
               -------------------------          --------------------------
                                             George W. Brawley
                                             President and CEO

         Dated      November 1, 2000         By:  /s/ Billy R. Williams
               -------------------------          --------------------------
                                             Billy R. Williams
                                             Secretary/Controller

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Coddle Creek Financial Corp.

         Dated      November 1, 2000         By:
               -----------------------           -------------------------
                                             George W. Brawley
                                             President and CEO

         Dated      November 1, 2000         By:
               -----------------------           -------------------------
                                             Billy R. Williams
                                             Secretary/Controller