Form 10-K
period 2000-12-31
CODDLE CREEK FINANCIAL CORP
filed 2001-03-26
CIK 1045944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended  December 31, 2000
                                            -----------------

                      Commission file number   000-23465
                                               ---------

                         CODDLE CREEK FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                                                           56-2045998
    -------------------------------                                      -----------------------------------
    (State or other jurisdiction of                                      (I.R.S. Employer Identification No.)
    incorporation or organization)

        347 North Main Street
     Mooresville, North Carolina                                                         28115
 ---------------------------------------                                               ----------
 (Address of principal executive office)                                               (Zip Code)


                                (704) 664-4888
           -------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


       Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                          --------------------------
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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant (excluding five percent owners as non-affiliates). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $18,527,634 common stock, no par
                                             --------------------------------
value, based on the closing price of such common stock on March 14, 2001.
-------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
699,156 shares of common stock, no par value, outstanding at March 14, 2001.
----------------------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Coddle Creek Financial Corp. for the year ended December 31, 2000 (the "2000 Annual Report"), are incorporated by reference into
Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders of Coddle Creek Financial Corp. to be held on April 26, 2001, are incorporated by reference into Part III.

Portions of the Registration Statement of Coddle Creek Financial Corp. On Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997, are incorporated by reference into Part IV.

                                    PART I

ITEM 1. BUSINESS

General

     Prior to December 30, 1997, Mooresville Savings Bank, Inc., S.S.B. (the "Bank") operated as a mutual North Carolina-chartered savings bank. On December 30, 1997, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Coddle Creek Financial Corp., a North Carolina corporation (the "Company"), which was organized to become the holding company of the Bank. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's executive office is located at 347 North Main Street, Mooresville, North Carolina.

     The Company's activities consist of investing the remaining proceeds of its initial public offering which were retained at the holding company level, holding the indebtedness outstanding from the Mooresville Savings Bank, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock. Subsequent to the Conversion, the Company has paid two special dividends to its shareholders, a portion of which is to qualify as a return of capital. The amounts of these dividends were $17.18 and $20.00, which were paid on September 8, 1999 and January 24, 2001, respectively. The major expenses of the Company include interest expense related to the Company's short term indebtedness, the proceeds of which funded the return of capital distributions to shareholders.

     At December 31, 2000, the Company and the Bank had total assets of $151.7 million, net loans of $130.5 million, deposits of $104.4 million and stockholders' equity of $35.0 million.

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

     At December 31, 2000, the Company and the Bank had a total of 30 full-time employees and 2 part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in the Form 10-K concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     General. The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 97% of the Bank's gross loan portfolio is secured by real estate. As of December 31, 2000, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On December 31, 2000, the Bank's largest single outstanding loan had a balance of approximately $600,000. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. The Bank generally does not sell its loans; both fixed and adjustable rate loans are originated with the intention that they will be held in the Bank's loan portfolio.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $130.5 million at December 31, 2000 representing 86.0% of the Bank's total assets at such date. At December 31, 2000, 81.2% of the Bank's gross loan portfolio was composed of one-to-four family residential mortgage loans. Multi-family residential and non-residential real estate loans represented 3.5% on such date. Construction loans and equity lines represented 5.2% and 7.5%, respectively, of the Bank's loan portfolio, before net items, on such date, and consumer loans, including installment and other loans, totaled 2.6% of the Bank's gross loan portfolio. As of December 31, 2000, 15.7% of the loans in the Bank's loan portfolio, before net items, had adjustable interest rates. Loans maturing or repricing on or after December 31, 2000, consist of fixed rate real estate loans of $103.4 million, adjustable rate real estate loans of $21.4 million, construction loans of $4.3 million and other loans of $2.3 million. See Note 3 to the "Notes to Consolidated Financial Statements" in the 2000 Annual Report.

     One to Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On December 31, 2000, approximately 81.2% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loan amounts, 9.6% had adjustable interest rates.

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

     As of December 31, 2000, the Bank had 88 loan relationships with individual borrowers in excess of $200,000, totaling approximately $7.2 million or 5.5% of the Bank's total loan portfolio. The majority of these loans are secured by residential real estate located near or on Lake Norman, North Carolina, which is located in parts of Catawba, Iredell, Lincoln and Mecklenburg counties. While these loans are currently performing according to the terms of their loan documents, an economic downturn in the Bank's primary market area, in which Lake Norman is located, could have an adverse effect on the performance of these loans.

     See also Note 3 of the "Notes to Consolidated Financial Statements" in the 2000 Annual Report.

Investment Securities

     Interest and dividend income from investment securities generally provides the second largest source of income to the Company and the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions.

     At December 31, 2000, the Company's investment portfolio totaled approximately $15.9 million and consisted of U.S. government and agency securities, FHLB and municipal bonds, equity securities, interest-earning deposits and certificates of deposit in other financial institutions and stock of the FHLB of Atlanta.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 2000, the Bank's investment in stock of the FHLB of Atlanta was $1.2 million.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "-- Regulation of Bank-Liquidity." The Bank's current investment policy provides that investment decisions will be made by George W. Brawley, Jr., President and Chief Executive Officer, or by Dale W. Brawley, Executive President and Treasurer, in his absence, and reviewed monthly by the Board of Directors. The investment policy provides that the objectives of the investment portfolio are to: (i) establish an acceptable level of interest rate and credit risk for all investments; (ii) generate an acceptable rate of return on investments; (iii) provide for adequate levels of liquidity for the Bank; and (iv) provide guidance to management by the Board of Directors on the investments desired for the Bank.

     Permitted investments include FHLB daily time deposits, insured certificates of deposit, government securities and government agency securities. The investment policy also permits investment in the general obligations of municipalities primarily located within North Carolina. Such general obligations are considered less risky since they are repaid with taxes collected by the municipality, not with revenues from a particular project. At December 31, 2000, $1.8 million or 11.60% of the Company's investment portfolio consisted of municipal bonds issued by municipalities located in North Carolina, all of which had an A or above rating by Moodys Investment Service.

     At December 31, 2000, the market value of the Company's investment securities available for sale and held to maturity, excluding interest-earning deposits, certificates of deposit and stock of the FHLB of Atlanta (all of which had a total market value of $4.3 million) was $4.2 million.

     See Note 2 of "Notes to Consolidated Financial Statements" in the 2000 Annual Report.

Deposits and Borrowings

     Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal ("NOW") accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 2000, 72.2% of the Bank's deposits consisted of certificate accounts, 9.2% consisted of passbook savings accounts, 17.4% consisted of interest-bearing transaction (NOW and Money Market) accounts and 1.2% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising, direct mailings and the internet. The Bank does not utilize the services of deposit brokers. At December 31, 2000, 1999, and 1998, the Bank's deposits totaled $104.4 million, $90.6 million, and $87.6 million, respectively. See Note 5 to the "Notes to Consolidated Financial Statements" in the 2000 Annual Report.

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

     Borrowings. The Bank may use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. At December 31, 2000, the Bank had outstanding advances from the FHLB equal to $5.0 million. Interest on such advances is payable at a 6.52% interest rate with the balance due on September 17, 2001. Advances from the FHLB are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans.

     In addition to the foregoing, at December 31, 2000, the Company had a note payable outstanding for which $4.0 million remained due and outstanding on that date. On January 23, 2001, the Bank borrowed additional funds and executed a new promissory note in the amount of $16 million. Under the terms of the January 23, 2001 note, interest installment payments are due monthly at the prime rate less 1.00% with the principal balance due July 24, 2002. The note is collateralized by the Bank's common stock.

     See Notes 6 and 18 to the "Notes to Consolidated Financial Statements" in the 2000 Annual Report.

Subsidiaries

     The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

Results of Operations

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and borrowings. The Bank's operations are affected to a much lesser degree by non-interest income, such as transaction and other service fee income, and other sources of income. The Bank's net income is also affected by, among other things, provisions for loan losses and operating expenses. The Bank's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, office occupancy costs, data processing expenses and federal deposit insurance premiums. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of regulatory authorities.

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

     Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. Major employers include Lake Norman Regional Medical Center, Walmart, and Mooresville Graded Schools.

Competition

     The Bank has operated in the Mooresville community for more than 60 years and is the only financial institution headquartered in Mooresville. However, the Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. Bank of America and First Union, two national money center commercial banks, are currently headquartered in Charlotte, North Carolina, which is only 30 miles from the Bank's primary market area. As of December 31, 2000, there were 8, 9 and 7 depository institutions with a total of 14, 9 and 8 offices in Mooresville, Cornelius and Huntersville, North Carolina, respectively. Based upon June 30, 2000 comparative data, the Bank had 21.5% and 6.99% of the deposits in Mooresville and Iredell County, respectively. As a result of this intense competition, the Bank's branch offices, excluding the Mooresville office, have lower levels of deposits than the industry average.

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

     The Bank also experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Supervision and Regulation

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below, and it is not intended to be an exhaustive description of the statutes or regulations applicable to the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

Regulation of the Company

     General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, a bank holding company such as the Company, which does not qualify as a financial holding company under the GLB Act (as hereinafter defined), is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA also prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

     Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person owns, controls, or has the power to vote 25% or more of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person owns, controls, or has the power to vote more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the

Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company will be registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

     Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act (the "Act" or the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. Certain provisions of the Act were effective immediately upon signing; other provisions generally took effect between 120 days and 18 months following enactment.

     Financial Affiliations. Title I of the Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act ("CRA") examination. A bank holding company which does not qualify as a financial holding company under the Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for a bank holding company prior to the date of enactment of the Act. See "Regulation of the Company--General," for a discussion of the traditional types of permissible activities for a bank holding company.

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

     Subject to approval by the appropriate state banking regulatory authority and upon meeting certain eligibility criteria, state banks may have financial subsidiaries that can engage in activities permitted for financial subsidiaries of national banks.

     Functional Regulation. The Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

     Insurance. The Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

     Privacy. The Act imposes restrictions on the ability of financial services firms such as the Company and the Bank to share customer information with non-affiliated third parties. The Act: 1) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties;
2) currently requires that regulatory agencies to have standards for sharing customer information; 3) permits customers to prohibit ("opt-out") of the disclosure of personal information to non-affiliated third parties; 4) prohibits the sharing of customer information with marketers of credit card and other account numbers; and, 5) prohibits "pretext" calling. The privacy provisions, however, do allow a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provision became effective in November 2000, with full compliance required by July 1, 2001.

     Additional Provisions. (1) The Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. (2) The Act obligates operators of automated teller machines ("ATMs") to provide notices to customers regarding surcharge practices. (3) The Act provides that financial institutions with less than $250 million in assets will normally be examined for compliance with the Community Reinvestment Act ("CRA") only once every five years if they maintain an "outstanding" rating and once every four years they if have a "satisfactory" rating. CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

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

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Repurchase Limitations. Federal regulations require that the Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

     Federal Securities Laws. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

     The registration under the Securities Act of any offerings of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

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

     The Bank is an insured North Carolina-chartered savings bank that is a member of the FHLB system. Its deposits are insured through the SAIF, and it is subject to supervision and examination by and the regulations and reporting requirements of the FDIC and the Administrator, which are its primary federal and state banking regulators respectively.

     As an insured institution, the Bank is prohibited from engaging as principal in any activity, or acquiring or retaining any equity investment of a type or in an amount, that is not permitted for national banks unless (i) the FDIC determines that the activity or investment would pose no significant risk to the SAIF, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards. A savings bank generally is prohibited from investing more than 15% of its total assets in business, commercial, corporate and agricultural loans and from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds").

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

     In addition, the Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings).

     The FDIC and the Administrator have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

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

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to
Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also imposes additional limits on amounts a savings bank can loan to an executive officer or director.

     FDIC Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as "well capitalized," "adequately capitalized" or "undercapitalized." These three categories are substantially similar to the prompt corrective action categories (see "-Prompt Corrective Action"), with the "undercapitalized" category including institutions that are "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group. The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal banking regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. An institution's insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 31 basis points) are applied. The Bank's federal deposit insurance premium expenses, including all assessments (e.g. FICO assessments) imposed by the FDIC, totaled $20,641, $56,263, and $59,395 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, the bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

     Under the FDIA, an institution's deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Based on the current financial condition and capital levels of the Bank, the Bank does not expect that FDIC insurance assessments will have a material impact on the Bank's future earnings.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA") as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. During the Bank's last compliance examination, the Bank received a "satisfactory" rating with respect to CRA compliance. For further discussion regarding the CRA, see "-Financial Services Modernization Legislation."

     Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Administrator requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the Administrator's net worth requirements as of December 31, 2000.

     In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank's capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC's requirements. Under the FDIC's risk-based capital measure, the minimum ratio ("Total Risk-Based Capital Ratio") of a bank's total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities ("Tier 2 Capital"). At December 31, 2000, the Bank's Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Risk-Based Capital Ratio") were 39.8% and 38.7%, respectively, which were well above the FDIC's minimum risk-based capital guidelines.

     Under the FDIC's leverage capital measure, the minimum ratio (the "Leverage Capital Ratio") of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2000, the Bank's Leverage Capital Ratio was 20.8% which was well above the FDIC's minimum leverage capital guidelines.

     Failure to meet the FDIC's capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.
See "-Prompt Corrective Action." The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank's net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank's net worth.

     As of December 31, 2000, the largest aggregate amount of loans which the Bank had to any one borrower was $696,000. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See "-Prompt Corrective Action." As of December 31, 2000, the Bank was considered "well capitalized," and, thus, was not subject to the limitations on rates payable on its deposits.

     Only "well capitalized" depository institutions may accept, renew or roll-over brokered deposits without prior regulatory approval. "Adequately capitalized" banks and savings banks may accept, renew or roll-over brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks and savings banks may not accept, renew or roll-over brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below. See "-Prompt Corrective Action."

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2000, the Bank was in compliance with this requirement.

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

     Reserve Requirements. Pursuant to regulations of the FRB, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $5.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of transaction accounts between $5.0 million and $44.3 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $44.3 million. These percentages are subject to adjustment by the FRB. Because the Bank's reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank's interest-earning assets. At December 31, 2000, the Bank met FDIC reserve requirements.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or
(iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     Liquidity. The Bank is subject to the liquidity requirements established by the Administrator. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank's total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2000, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 12.05%.

     Prompt Corrective Action. Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the FDIC has established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized"). The FDIC is required to take certain mandatory supervisory actions and is authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of any action taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for an institution that is critically undercapitalized.

     Under the FDIC's rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be "well capitalized." A savings bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0%" or greater, is considered to be "adequately capitalized." A savings bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be "significantly undercapitalized," and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of these rules, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see "-Capital Adequacy"), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

     A savings bank that is categorized as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," is required to submit an acceptable capital restoration plan to the FDIC. An "undercapitalized" savings bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any "undercapitalized" savings bank to take any of the actions it is required to or may take with respect to a "significantly undercapitalized" savings bank if it determines that those actions are necessary to carry out the purpose of the law.

     At December 31, 2000, the Bank had the requisite capital levels to qualify as "well capitalized."

     Interstate Banking. The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

     Subject to certain conditions and the states' right to opt out of certain provisions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing merger transactions prior to June 1, 1997, or it could "opt out" and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, under certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

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

     The Company paid regular cash dividends totaling $1.91 per share during the year ended December 31, 2000.

     Other Federal and North Carolina Regulations. The federal banking agencies, including the FDIC, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice. The Bank does not believe that these regulations have had or will have a material adverse effect on its current operations.

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

     Future Requirements. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions are introduced regularly. Neither the Company nor the Bank can predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.


ITEM 2. DESCRIPTION OF PROPERTIES

     The following table sets forth the location of the Bank's principal office in Mooresville, North Carolina and its full service branch office in Cornelius and Huntersville, North Carolina, as well as certain other information relating to these offices as of December 31, 2000.

                                                                              Owned
                                                                              -----
                                                    Net Book Value              or                   Deposits
                                                    --------------              --                  ---------
                    Address                          of Property              leased              (In Thousands)
                    -------                          -----------              ------              -------------
Mooresville:                                                 $207,000                 Owned                 $ 89,118
------------                                                 --------                 -----                 --------
347 North Main Street
---------------------
Mooresville, North Carolina 28115
---------------------------------
Cornelius:                                                   $276,000                 Owned                 $  8,871
----------                                                   --------                 -----                 --------
20209 Highway 73 West
---------------------
Cornelius, North Carolina 28031
-------------------------------
Huntersville:                                                $181,000                 Owned                 $  6,380
-------------                                                --------                                       --------
401 Gilead Road
---------------
Huntersville, North Carolina 28078
----------------------------------

                                                $664,000           $104,369
                                                ========           ========


     In addition, the Bank owns a 1.24 acre lot located at Highway 150 West, 239 West Plaza Drive, Mooresville, North Carolina, purchased in 1988 for future expansion purposes. The net book value of this property at December 31, 2000 was $65,000. The total net book value of the Bank's furniture, fixtures and equipment on December 31, 2000 was $330,000. The properties are considered by the Bank's management to be in good condition and adequately covered by insurance.

     See Note 4 to the "Notes To Consolidated Financial Statements" to the 2000 Annual Report.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 2000.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 55 in the Company's 2000 Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS-Regulation of the Company -- Repurchase Limitations, and -- Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Company to pay dividends to its shareholders and the Bank to pay dividends to the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Consolidated Financial Data" on pages 2 and 3 of the Company's 2000 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Operating Results" on pages 4 through 6 in the Company's 2000 Annual Report, which section is incorporated herein by reference.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 6 through 8 of the Company's 2000 Annual Report are herein incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 18 through 53 of the Company's 2000 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on pages 6 and 7 of the Proxy Statement of the 2001 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1 - Election of Directors - Executive Officers" on pages 10 and 11 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on pages 9 and 10 and " - Executive Compensation" on pages 11 through 19 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 6 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 21 of the Proxy Statement, which section is incorporated herein by reference. Also, see Note 13 to the "Notes of Consolidated Financial Statements" of the 2000 Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Company's 2000 Annual Report which is attached hereto as Exhibit (13) and incorporated herein by reference) including the following:

          (a)  Independent Auditors' Report;

          (b) Consolidated Statements of Financial Condition as of December 31, 2000 and 1999;

          (c) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998;

          (d) Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998;

          (e) Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998;

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

          Exhibit (13)        2000 Annual Report to Security Holders.

          Exhibit (21)        See Item 1. "Business" for discussion of
                              subsidiaries.

          Exhibit (23)        Consent of Independent Certified Public
                              Accountants.

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CODDLE CREEK FINANCIAL CORP.


Date:  March 23, 2001                By:  /s/ George W. Brawley, Jr.
                                          --------------------------
                                          George W. Brawley, Jr.
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                    Title                        Date
---------                                    -----                        ----
/s/ George W. Brawley, Jr.         President, Chief Executive        March 23, 2001
------------------------
George W. Brawley, Jr.             Officer and Director

/s/ Dale W. Brawley                Executive Vice President,         March 23, 2001
------------------------
Dale W. Brawley                    Treasurer and Director

/s/ Billy R. Williams              Chief Financial Officer,          March 23, 2001
------------------------
Billy R. Williams                  Chief Accounting Officer,
                                   Controller and Secretary

/s/ Donald R. Belk                 Director                          March 23, 2001
------------------------
Donald R. Belk

/s/ Jack G. Lawler                 Director                          March 23, 2001
------------------------
Jack G. Lawler

/s/ Claude U. Voils, Jr.           Director                          March 23, 2001
------------------------
Claude U. Voils, Jr.

/s/ Don E. Mills, Jr.              Director                          March 23, 2001
------------------------
Don E. Mills, Jr.

                               INDEX TO EXHIBITS


Exhibit No.              Description
------------------------------------

Exhibit (11)   Statement regarding computation of per share earnings.

Exhibit (12)   Statement regarding computation of ratios.

Exhibit (13)   2000 Annual Report to Security Holders.

Exhibit (23)   Consent of Independent Certified Public Accountants.