Form 10-Q
period 2001-03-31
CODDLE CREEK FINANCIAL CORP
filed 2001-05-14
CIK 1045944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 2001
                                   -------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________to____________________

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

Indicate by check [x] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No ________
                                       -----

As of May 5, 2001 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                        Page
                                                                                        ----
 Item 1.    Financial Statements
 Condensed Consolidated Statements of Financial Condition as of
   March 31, 2001 (Unaudited) and December 31, 2000                                        1

 Condensed Consolidated Statements of Income and Comprehensive Income for
   the Three Months ended March 31, 2001 and 2000 (Unaudited)                              2

 Condensed Consolidated Statements of Cash Flows for the Three Months
   ended March 31, 2001 and 2000 (Unaudited)                                           3 - 4

 Notes to Condensed Consolidated Financial Statements (Unaudited)                      5 - 7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    8 - 10
 Item 3.    Quantitative and Qualitative Disclosures about Market Risk                    10

PART II.    OTHER INFORMATION

 Item 1.     Legal Proceedings                                                            11
 Item 2.     Changes in Securities and Use of Proceeds                                    11
 Item 3.     Defaults Upon Senior Securities                                              11
 Item 4.     Submission of Matters to a Vote of Security Holders                          11
 Item 5.     Other Information                                                            11
 Item 6.     Exhibits and Reports on Form 8-K                                        11 - 14

 Signatures                                                                          15 - 16

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2001 and December 31, 2000

                                                                March 31,       December 31,
ASSETS                                                             2001            2000
---------------------------------------------------------------------------------------------
                                                                 (Unaudited)        (Note)
Cash and cash equivalents                                       $  17,655,000    $ 10,812,000
Certificates of deposit                                               100,000         100,000
Securities available for sale                                       2,080,000       3,067,000
Securities held to maturity                                         1,182,000       1,182,000
Federal Home Loan Bank stock                                        1,241,000       1,188,000
Loans receivable, net                                             127,343,000     130,518,000
Office properties and equipment, net                                1,025,000       1,059,000
Accrued interest receivable                                           931,000         974,000
Cash value of life insurance                                        1,334,000       1,335,000
Deferred income taxes                                               1,189,000       1,200,000
Income tax refund claim receivable                                    710,000         223,000
Prepaid expenses and other assets                                      68,000          74,000
                                                             --------------------------------
       Total assets                                             $ 154,858,000    $151,732,000
                                                             ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Liabilities:
  Deposits                                                      $ 112,276,000    $104,369,000
  Note payable                                                     14,000,000       4,000,000
  Federal Home Loan Bank advances                                   5,000,000       5,000,000
  Advances from borrowers for taxes and insurance                     167,000          96,000
  Accounts payable and other liabilities                              473,000         755,000
  Deferred compensation                                             2,515,000       2,504,000
                                                             --------------------------------
                                                                  134,431,000     116,724,000
                                                             --------------------------------
Stockholders' Equity:
  Preferred stock, authorized 5,000,000 shares; none
    issued
  Common stock, no par value, authorized 20,000,000
    shares; March 31, 2001 issued 699,156 shares, December 31,
      2000 issued 699,156 shares
  Additional paid-in capital                                        9,989,000      22,889,000
  Unearned ESOP shares                                             (3,442,000)     (3,468,000)
  Management recognition plan                                        (278,000)       (370,000)
  Unearned compensation                                            (1,901,000)       (774,000)
  Retained earnings, substantially restricted                      16,039,000      16,732,000
  Accumulated other comprehensive income (loss)                        20,000          (1,000)
                                                             --------------------------------
       Total stockholders' equity                                  20,427,000      35,008,000
                                                             --------------------------------
       Total liabilities and stockholders' equity               $ 154,858,000    $151,732,000
                                                             ================================

NOTE: The Condensed Consolidated Statement of Financial Condition as of December
      31, 2000 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2001 and 2000

                                                                     2001            2000
---------------------------------------------------------------------------------------------
                                                                          (Unaudited)
Interest income:
  Loans                                                           $ 2,656,000     $ 2,474,000
  Investment securities                                                57,000          77,000
  Other                                                               179,000          97,000
                                                              -------------------------------
                                                                    2,892,000       2,648,000

Interest expense:
  Deposits                                                          1,443,000       1,007,000
  Federal Home Loan Bank advances and note payable                    341,000         279,000
                                                              -------------------------------
                                                                    1,784,000       1,286,000
                                                              -------------------------------
        Net interest income                                         1,108,000       1,362,000
Provision for loan losses                                                   -               -
                                                              -------------------------------
        Net interest income after provision for loan losses         1,108,000       1,362,000
                                                              -------------------------------
Noninterest income                                                     60,000         117,000
                                                              -------------------------------
Noninterest expenses:
  Compensation and employee benefits                                1,907,000         659,000
  Net occupancy                                                        81,000          50,000
  Deposit insurance premiums                                           10,000           5,000
  Data processing                                                      52,000          56,000
  Other                                                               211,000         162,000
                                                              -------------------------------
                                                                    2,261,000         932,000
                                                              -------------------------------
        Income (loss) before income taxes (benefit)                (1,093,000)        547,000
Income taxes (benefit)                                               (400,000)        216,000
                                                              -------------------------------
        Net income (loss)                                            (693,000)        331,000
Other comprehensive income, unrealized holding gains (losses)
  arising during the period, net of tax                                21,000          (7,000)
                                                              -------------------------------
        Comprehensive income (loss)                               $  (672,000)    $   324,000
                                                              ===============================

Basic earnings (loss) per share                                   $     (1.09)    $      0.53
                                                              ===============================
Diluted earnings (loss) per share                                 $     (1.09)    $      0.53
                                                              ===============================
Dividends per share                                               $         -     $      0.34
                                                              ===============================
Return of capital dividend per share                              $     20.00     $         -
                                                              ===============================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2001 and 2000

                                                               2001          2000
-------------------------------------------------------------------------------------
                                                                   (Unaudited)
Cash Flows From Operating Activities
 Net income (loss)                                        $   (693,000) $    331,000
 Adjustments to reconcile net income (loss) to cash
 provided by (used in) operating activities:
 Provision for depreciation                                     34,000        32,000
 Vesting of management recognition plan                         92,000        96,000
 ESOP contribution                                             (76,000)      (80,000)
 Amortization of unearned compensation                          32,000        16,000
 Changes in assets and liabilities:
  (Increase) decrease in:
    Interest receivable                                         43,000         2,000
    Cash value of life insurance                                 1,000         3,000
    Income tax refund claim receivable                        (487,000)      142,000
    Prepaid expenses and other assets                            6,000       (23,000)
  Increase (decrease) in:
    Accounts payable and other liabilities                      89,000       (18,000)
    Deferred compensation                                       11,000         6,000
                                                          --------------------------

      Net cash provided by (used in) operating activities     (948,000)      507,000
                                                          --------------------------
Cash Flows From Investing Activities
 Net (increase) decrease in investments                        966,000      (227,000)
 Net (increase) decrease in loans receivable                 3,175,000    (3,420,000)
 Net decrease in real estate owned                                   -        65,000
 Purchase of office properties and equipment                         -       (50,000)
 Principal payment received on note receivable from ESOP        26,000             -
                                                          --------------------------
      Net cash provided by (used in) investing activities    4,167,000    (3,632,000)
                                                          --------------------------
Cash Flows From Financing Activities
 Net (increase) decrease in deposits                         7,907,000      (782,000)
 Proceeds from Federal Home Loan Bank advances                       -     8,000,000
 Payments on note payable                                   (2,000,000)   (1,000,000)
 Proceeds on note payable                                   12,000,000             -
 Increase in advances from borrowers for taxes and
 insurance                                                      71,000        64,000
 Cash dividends paid                                       (14,354,000)     (405,000)
                                                          --------------------------
      Net cash provided by financing activities              3,624,000     5,877,000
                                                          --------------------------
      Net increase in cash and cash equivalents              6,843,000     2,752,000
Cash and cash equivalents:
Beginning                                                   10,812,000     8,414,000
                                                          --------------------------
Ending                                                    $ 17,655,000  $ 11,166,000
                                                          ==========================

                                  (Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

Three Months Ended March 31, 2001 and 2000

                                                              2001         2000
------------------------------------------------------------------------------------
                                                                 (Unaudited)
Supplemental Disclosure of Cash Flow Information
  Cash payments for:
   Interest                                                $ 1,777,000  $ 1,308,000
   Income taxes                                                 87,000       74,000

  Change in accrued dividends                              $  (371,000) $ (189,000)

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

Concurrent with the Conversion, and pursuant to North Carolina regulations, the Bank established a liquidation account in an amount equal to its net worth as reflected in its statement of financial condition contained in the prospectus used in connection with the Company's initial public offering. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after Conversion. Only in the event of a complete liquidation of the Company will each deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the Conversion cannot be paid from this liquidation account.

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

On January 2, 2001, the Board of Directors of the Company declared a special return of capital dividend of $20.00 per share for stockholders of record as of January 19, 2000 and payable on January 24, 2001. The ESOP purchased an additional 318 shares of stock in the open market with a portion of the special dividend awarded to ESOP shares and intends to continue investing the dividend by purchasing the common stock as it becomes available.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note 2.  Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 2000, which is from audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2001. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders of the Company.

Note 3.  Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. For purposes of this computation, the number of shares of common stock purchased by the Bank's ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first quarter of 2001, and because the average market price is lower than the exercise price of $31.00, the incremental shares are not considered dilutive and are not included in the calculation of dilutive earnings per share.

The following are reconciliations of the amounts used in the per share calculations for 2001 and 2000:

                                                  For the Three Months Ended
                                                    March 31, 2001 and 2000
                                        -------------------------------------------------
                                                            Weighted
                                                             Average
                                               Income         Shares         Per Share
                                            (Numerator)    (Denominator)       Amount
                                        -------------------------------------------------
Basic and diluted EPS for 2001                 (693,000)        637,373         $ (1.09)
Basic EPS and diluted EPS for 2000              331,000         624,528            0.53

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note 4.  Stock Option and Management Recognition Plans

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 2000. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At March 31, 2001, 58,131 options have been granted at an exercise price of $31.00, of which 34,124 options are currently exercisable. No options have been exercised to date and all options granted are outstanding at March 31, 2001. During the quarter ending March 31, 2001, simultaneous with the payment of the $20 per share special dividend to shareholders, all officers, directors and employees holding options received an option bonus of $20 per option share resulting in a one time recorded compensation expense of $1.2 million.

The MRP reserved for issuance 26,979 shares of common stock to officers, directors, and employees at the time of the adoption. The Bank issued 24,281 shares and 400 shares from authorized but unissued common stock to fund the MRP on January 26, 1999 and January 26, 2000, respectively. The restricted common stock under the MRP vests 25% at the date of grant and 25% annually beginning on the one year anniversary of the date of grant. The Company recorded compensation expense in the amount of $235,000 during the first quarter of 2001 for the special $20 per share return of capital dividend that was paid to holders of unvested MRP shares.

Note 5.  Note Payable and Federal Home Loan Bank Advances

In January 2001, the Company borrowed an additional $12,000,000 from an outside bank primarily to fund the special return of capital dividend. At March 31, 2001, the total principal balance outstanding to the outside bank is $14,000,000. The note requires monthly payments of interest only at the prime rate less 1.00% with the entire principal balance due on July 24, 2003. The note is collateralized by all of the Bank's common stock, which is owned by the Company.

The Bank has an outstanding advance from the Federal Home Loan Bank in the amount of $5,000,000, which bears interest at 6.18% per annum and is due September 2001.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 2001 and December 31, 2000:

At March 31, 2001 and December 31, 2000 total assets amounted to $154.9 million and $151.7 million, respectively. Loans receivable, net, decreased from $130.5 million at December 31, 2000 to $127.3 million at March 31, 2001, a $3.2 million decrease. Savings deposits increased $7.9 from $104.4 million at December 31, 2000 to $112.3 million at March 31, 2001. Investment securities decreased $0.9 million from $5.5 million at December 31, 2000 to $4.6 million at March 31, 2001 due to maturities of securities during the first quarter of 2001. Stockholders' equity decreased by $14.6 million for the three months ended March 31, 2001. This decrease is primarily due to return of capital dividend of $14.0 million paid during the first quarter of 2001. The Company's liquidity position strengthened during the quarter as cash and cash equivalents increased $6.8 million to $17.6 million at March 31, 2001 from $10.8 million at December 31, 2000. This increase is a result of the decrease in loans and investments and the increase in savings deposits, offset in part by the return of capital dividend that was not funded by notes payable.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $1.8 million of loans outstanding which were delinquent more than 90 days at March 31, 2001, compared to $2.1 million at December 31, 2000. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $905,000 at March 31, 2001 and at December 31, 2000. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At March 31, 2001, the Company's capital amounted to $20.4 million, which as a percentage of total consolidated assets was 13%, and was in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000:

General. Net income (loss) for the three months ended March 31, 2001 was $(693,000) compared to $331,000 during the same quarter in 2000. As discussed below, the decrease in earnings was primarily attributable to return of capital dividend of $14.0 million paid during the first quarter of 2001. This dividend was funded by a note payable resulting in an increase to interest expense. In addition, compensation expense increased as $1.2 million was paid in bonuses to officers, directors and employees holding options under the Company's stock option plan and $235,000 was expensed due to dividends paid on unvested MRP shares.

Interest income. Interest income increased by $0.3 million from $2.6 million for the three months ended March 31, 2000 to $2.9 million for the three months ended March 31, 2001. The increase is primarily due to an increase in the average balance of interest-earning assets during the first quarter of 2001 as compared to 2000. Approximately 97% of the Bank's assets were interest-earning at March 31, 2001, and approximately 85% of such interest-earning assets were held in the form of loans receivable.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest expense. Interest expense increased by $0.5 million from $1.3 million during the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001. The increase is due to a higher level of average interest-bearing liabilities outstanding during the first quarter of 2001 in comparison to the same quarter a year earlier. Increases in average interest bearing liabilities resulted from strong growth in deposits and additional borrowings on the note payable to fund the special return of capital dividend. The increases in these balances were offset, in part, by a reduction in the advances from the FHLB.

Net interest income. Net interest income decreased by $0.3 million from $1.4 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001, primarily due to the increase in interest expense discussed above.

Provision for loan losses. The Bank did not make any loan loss provisions during the quarters ended March 31, 2001 and 2000. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At March 31, 2001, the Bank's level of general valuation allowances for loan losses amounted to $905,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense increased from $932,000 to $2.3 million for the three months ended March 31, 2000 compared to 2001.
Compensation expense increased by $1.4 million from 2000 to 2001 due to increase in MRP expense related to the special dividends paid on unvested MRP shares and option bonuses paid to all option holders. All other categories of noninterest expense fluctuated by insignificant amounts between the two periods.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Mooresville Savings must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 2001 was considerably in excess of such requirements. The Bank's liquidity has increased from December 31, 2000 in order to fund the Bank's expected loan growth. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the three month period ended March 31, 2001.

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

    (a)  Exhibits

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

   (b)   Reports on Form 8-K

         The Company filed a Report on Form 8-K on January 8, 2001. The Form disclosed that on January 2, 2001, the Company declared a special dividend totaling $20 for each share of the Corporation's issued and outstanding common stock payable on January 24, 2001 to shareholders on record on January 19, 2001. A portion of the dividend may represent a regular dividend for the period ending December 31, 2001, and the remainder will be a special dividend. A copy of the press release and letter to shareholders regarding the special dividend was attached thereto.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Coddle Creek Financial Corp.

  Dated      May 5, 2001            By:  /s/ George W. Brawley, Jr.
        -----------------------         ---------------------------
                                         George W. Brawley
                                         President and CEO

  Dated      May 5, 2001            By:  /s/ Billy R. Williams
        ------------------------        ---------------------------
                                         Billy R. Williams
                                         Secretary/Controller

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Coddle Creek Financial Corp.

  Dated      May 5, 2001                 By:  ______________________
        --------------------
                                         George W. Brawley
                                         President and CEO

  Dated      May 5, 2001                 By:  ______________________
        --------------------
                                         Billy R. Williams
                                         Secretary/Controller