Form 10-Q
period 2001-06-30
CODDLE CREEK FINANCIAL CORP
filed 2001-08-09
CIK 1045944

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 2001
                                   --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   ---------------------  ---------------------

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

As of August 8, 2001 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                               Page
                                                                                               ----
 Item 1.    Financial Statements
 Condensed Consolidated Statements of Financial Condition as of
   June 30, 2001 (Unaudited) and December 31, 2000                                                1

 Condensed Consolidated Statements of Income and Comprehensive Income for
   the Three Months ended June 30, 2001 and 2000 (Unaudited)                                      2

 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the Six Months ended June 30, 2001 and 2000 (Unaudited)                                    3

 Condensed Consolidated Statements of Cash Flows for the Six Months
   ended June 30, 2001 and 2000 (Unaudited)                                                   4 - 5

 Notes to Condensed Consolidated Financial Statements (Unaudited)                             6 - 8

 Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           9 - 11

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk                           11

PART II.    OTHER INFORMATION

 Item 1.    Legal Proceedings                                                                    12
 Item 2.    Changes in Securities and Use of Proceeds                                            12
 Item 3.    Defaults Upon Senior Securities                                                      12
 Item 4.    Submission of Matters to a Vote of Security Holders                                  12
 Item 5.    Other Information                                                                    12
 Item 6.    Exhibits and Reports on Form 8-K                                                12 - 16

 Signatures                                                                                 17 - 18

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2001 and December 31, 2000





                                                                                      June 30,           December 31,

ASSETS                                                                                  2001                 2000

------                                                                             --------------      --------------

                                                                                      (Unaudited)           (Note)


Cash and cash equivalents                                                            $ 19,484,000       $ 10,812,000

Certificates of deposit                                                                   100,000            100,000

Securities available for sale                                                           2,087,000          3,067,000

Securities held to maturity                                                             1,181,000          1,182,000

Federal Home Loan Bank stock                                                            1,241,000          1,188,000

Loans receivable, net                                                                 124,809,000        130,518,000

Office properties and equipment, net                                                      997,000          1,059,000

Accrued interest receivable                                                             1,011,000            974,000

Cash value of life insurance                                                            1,315,000          1,335,000

Deferred income taxes                                                                   1,186,000          1,200,000

Income tax refund claim receivable                                                        562,000            223,000

Prepaid expenses and other assets                                                          73,000             74,000

                                                                                    -------------      -------------

       Total assets                                                                 $ 154,046,000      $ 151,732,000

                                                                                    =============      =============



LIABILITIES AND STOCKHOLDERS' EQUITY

------------------------------------
Liabilities:

  Deposits                                                                          $ 111,649,000      $ 104,369,000

  Note payable                                                                         13,250,000          4,000,000

  Federal Home Loan Bank advances                                                       5,000,000          5,000,000

  Advances from borrowers for taxes and insurance                                         226,000             96,000

  Accounts payable and other liabilities                                                  782,000            755,000

  Deferred compensation                                                                 2,526,000          2,504,000

                                                                                    -------------      -------------

                                                                                      133,433,000        116,724,000

                                                                                    =============      =============
Stockholders' Equity:

  Preferred stock, authorized 5,000,000 shares; none issued Common stock, no par value, authorized 20,000,000 shares; June 30, 2001 issued 699,156 shares,

   December 31, 2000 issued 699,156 shares

  Additional paid-in capital                                                            9,929,000         22,889,000

  Unearned ESOP shares                                                                 (3,442,000)        (3,468,000)

  Management recognition plan                                                            (186,000)          (370,000)

  Unearned compensation                                                                (1,860,000)          (774,000)

  Retained earnings, substantially restricted                                          16,147,000         16,732,000

  Accumulated other comprehensive income (loss)                                            25,000             (1,000)

                                                                                    -------------      -------------

     Total stockholders' equity                                                        20,613,000         35,008,000

                                                                                    -------------      -------------

     Total liabilities and stockholders' equity                                     $ 154,046,000      $ 151,732,000

                                                                                    =============      =============


NOTE: The Condensed Consolidated Statement of Financial Condition as of
      December 31, 2000 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY



CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2001 and 2000





                                                                                         2001             2000

-------------------------------------------------------------------------------------------------------------------

                                                                                              (Unaudited)


Interest income:

  Loans                                                                               $ 2,560,000      $ 2,649,000

  Investment securities                                                                    58,000           79,000

  Other                                                                                   186,000          142,000

                                                                                     -------------    -------------

                                                                                        2,804,000        2,870,000



Interest expense:

  Deposits                                                                              1,445,000        1,062,000

  Federal Home Loan Bank advances and note payable                                        284,000          397,000

                                                                                     -------------    -------------

                                                                                        1,729,000        1,459,000

                                                                                     -------------    -------------

     Net interest income                                                                1,075,000        1,411,000

Provision for loan losses                                                                       -                -

                                                                                     -------------    -------------

     Net interest income after provision for loan losses                                1,075,000        1,411,000

                                                                                     -------------    -------------

                                                                                           60,000           57,000

Noninterest income                                                                   -------------    -------------

Noninterest expenses:

  Compensation and employee benefits                                                      658,000          703,000

  Net occupancy                                                                            66,000           55,000

  Deposit insurance premiums                                                                5,000           11,000

  Data processing                                                                          54,000           56,000

  Other                                                                                   209,000          206,000

                                                                                     -------------    -------------

                                                                                          992,000        1,031,000

                                                                                     -------------    -------------

     Income before income taxes                                                           143,000          437,000

Income taxes                                                                               35,000          166,000

                                                                                     -------------    -------------

     Net income                                                                           108,000          271,000

Other comprehensive income, unrealized holding gains (losses)

  arising during the period, net of tax                                                     5,000            1,000

                                                                                     -------------    -------------

     Comprehensive income                                                             $   113,000      $   272,000

                                                                                     =============    =============



Basic earnings per share                                                              $      0.17      $      0.43

                                                                                     =============    =============

Diluted earnings per share                                                            $      0.17      $      0.43

                                                                                     =============    =============

Dividends per share                                                                   $         -      $      0.61

                                                                                     =============    =============






See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
 COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2001 and 2000





                                                                                          2001             2000

-------------------------------------------------------------------------------------------------------------------

                                                                                                (Unaudited)

Interest income:

  Loans                                                                               $ 5,216,000      $ 5,123,000

  Investment securities                                                                   115,000          156,000

  Other                                                                                   365,000          239,000

                                                                                     -------------    -------------

                                                                                        5,696,000        5,518,000

Interest expense:

  Deposits                                                                              2,888,000        2,069,000

  Federal Home Loan Bank advances and note payable                                        625,000          676,000

                                                                                     -------------    -------------

                                                                                        3,513,000        2,745,000

                                                                                     -------------    -------------

      Net interest income                                                               2,183,000        2,773,000

Provision for loan losses                                                                       -                -

                                                                                     -------------    -------------

      Net interest income after provision for loan losses                               2,183,000        2,773,000

                                                                                     -------------    -------------

Noninterest income                                                                        120,000          174,000

                                                                                     -------------    -------------

Noninterest expenses:

  Compensation and employee benefits                                                    2,565,000        1,362,000

  Net occupancy                                                                           147,000          105,000

  Deposit insurance premiums                                                               15,000           16,000

  Data processing                                                                         106,000          112,000

  Other                                                                                   420,000          368,000

                                                                                     -------------    -------------

                                                                                        3,253,000        1,963,000

                                                                                     -------------    -------------

      Income (loss) before income taxes (benefit)                                        (950,000)         984,000

Income taxes (benefit)                                                                   (365,000)         382,000

                                                                                     -------------    -------------

      Net income (loss)                                                                  (585,000)         602,000

Other comprehensive income, unrealized holding gains (losses)

 arising during the period, net of tax                                                     26,000           (6,000)

                                                                                     -------------    -------------

      Comprehensive income (loss)                                                     $  (559,000)     $   596,000

                                                                                     =============    =============



Basic earnings (loss) per share                                                       $     (0.92)     $      0.96

                                                                                     =============    =============

Diluted earnings (loss) per share                                                     $     (0.92)     $      0.96

                                                                                     =============    =============

Dividends per share                                                                   $         -      $      0.95

                                                                                     =============    =============

Return of capital dividends per share                                                 $     20.00      $         -

                                                                                     =============    =============



See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2001 and 2000



                                                                                         2001              2000

--------------------------------------------------------------------------------------------------------------------

                                                                                               (Unaudited)


Cash Flows From Operating Activities

  Net income (loss)                                                                   $ (585,000)        $ 602,000

  Adjustments to reconcile net income (loss) to cash

  provided by (used in) operating activities:

   Provision for depreciation                                                             62,000            57,000

   Vesting of management recognition plan                                                184,000           187,000

   ESOP contribution                                                                    (136,000)         (111,000)

   Amortization of unearned compensation                                                  73,000            33,000

   Changes in assets and liabilities:

    (Increase) decrease in:

      Interest receivable                                                                (37,000)          (78,000)

      Cash value of life insurance                                                        20,000            23,000

      Income tax refund claim receivable                                                (339,000)                -

      Prepaid expenses and other assets                                                    1,000            96,000

    Increase in:

      Accounts payable and other liabilities                                             398,000           173,000

      Deferred compensation                                                               22,000            13,000

                                                                                    -------------     -------------

        Net cash provided by (used in) operating

          activities                                                                    (337,000)          995,000

                                                                                    -------------     -------------

Cash Flows From Investing Activities

  Net decrease in investments                                                            968,000           140,000

  Net (increase) decrease in loans receivable                                          5,709,000        (5,763,000)

  Net decrease in real estate owned                                                            -            65,000

  Purchase of office properties and equipment                                                  -           (50,000)

  Principal payment received on note receivable from ESOP                                 26,000                 -

                                                                                    -------------     -------------

        Net cash provided by (used in) investing activities                            6,703,000        (5,608,000)

                                                                                    -------------     -------------

Cash Flows From Financing Activities

  Net increase in deposits                                                             7,280,000         1,546,000

  Proceeds from Federal Home Loan Bank advances                                                -         8,351,000

  Payments on note payable                                                            (2,750,000)       (2,700,000)

  Proceeds from note payable                                                          12,000,000                 -

  Increase in advances from borrowers for taxes and insurance                            130,000           126,000

  Cash dividends paid                                                                (14,354,000)         (621,000)

                                                                                    -------------     -------------

        Net cash provided by financing activities                                      2,306,000         6,702,000

                                                                                    -------------     -------------

        Net increase in cash and cash equivalents                                      8,672,000         2,089,000

Cash and cash equivalents:

  Beginning                                                                           10,812,000         8,414,000

                                                                                    -------------     -------------

  Ending                                                                            $ 19,484,000      $ 10,503,000

                                                                                    =============     =============




                                  (Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY





CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For The Six Months Ended June 30, 2001 and 2000





                                                                                    2001              2000

--------------------------------------------------------------------------------------------------------------

                                                                                          (Unaudited)


Supplemental Disclosure of Cash Flow Information

 Cash payments for:

  Interest                                                                      $ 3,529,000       $ 2,719,000

  Income taxes                                                                       23,000           214,000



 Change in accrued dividends                                                    $  (371,000)      $    16,000




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

On January 2, 2001, the Board of Directors of the Company declared a special return of capital dividend of $20.00 per share for stockholders of record as of January 19, 2000 and payable on January 24, 2001. The ESOP purchased an additional 17,818 shares of stock in the open market with a portion of the special dividend awarded to ESOP shares and intends to continue investing the dividend by purchasing the common stock as it becomes available. Shares repurchased by the ESOP are allocated to participant accounts ratably over the remaining term of the ESOP loan.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Note 2.  Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 2000, which is from audited financial statements at that date) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals other than the special dividend at January 24, 2001 and the effect on compensation expense) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2001. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders of the Company.

Note 3.  Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. For purposes of this computation, the number of shares of common stock purchased by the Bank's ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first and second quarter of 2001, and because the average market price is lower than the exercise price of $31.00, the incremental shares are not considered dilutive and are not included in the calculation of dilutive earnings per share.

The following are reconciliations of the amounts used in the per share calculations for 2001 and 2000:



                                                     For the Six Months Ended

                                                       June 30, 2001 and 2000

                                         --------------------------------------------------

                                                               Weighted

                                                               Average

                                             Income             Shares           Per Share

                                          (Numerator)       (Denominator)          Amount

                                         --------------     -------------       -----------


Basic and diluted EPS for 2001            $ (585,000)           639,154           $  (0.92)

Basic EPS for 2000                           602,000            626,760               0.96

Diluted EPS for 2000                         602,000            628,285               0.96


CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Note 3.  Earnings Per Share (Continued)



                                                     For the Three Months Ended

                                                        June 30, 2001 and 2000

                                                               Weighted

                                         --------------------------------------------------

                                                               Average

                                             Income             Shares           Per Share

                                          (Numerator)       (Denominator)          Amount

                                         --------------     -------------       -----------


Basic and diluted EPS for 2001             $ 108,000            639,154           $   0.17

Basic EPS for 2000                           271,000            629,084               0.43

Diluted EPS for 2000                         271,000            631,750               0.43




Note 4.  Stock Option and Management Recognition Plans

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 1999. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under accounting principles generally accepted in the Unites States of America, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At June 30, 2001, 58,131 options have been granted at an exercise price of $31.00, of which 34,124 options are currently exercisable. No options have been exercised to date and all options granted are outstanding at June 30, 2001. During the first quarter of 2001, simultaneous with the payment of the $20 per share special dividend to shareholders, all officers, directors and employees holding options received an option bonus of $20 per option share resulting in a one time recorded compensation expense of $1.2 million.

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

Note 5.  Note Payable and Federal Home Loan Bank Advances

In January 2001, the Company borrowed an additional $12,000,000 from an outside bank primarily to fund the special return of capital dividend. At June 30, 2001, the total principal balance outstanding to the outside bank is $13,250,000. The note requires monthly payments of interest only at the prime rate less 1.00% with the entire principal balance due on July 24, 2003. The note is collateralized by all of the Bank's common stock, which is owned by the Company.

The Bank has an outstanding advance from the Federal Home Loan Bank in the amount of $5,000,000, which bears interest at 4.91% per annum and is due September 2001.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Comparison of Financial Condition at June 30, 2001 and December 31, 2000:

At June 30, 2001 and December 31, 2000 total assets amounted to $154.0 million and $151.7 million, respectively. Loans receivable, net, decreased from $130.5 million at December 31, 2000 to $124.8 million at June 30, 2001, a $5.7 million decrease. Savings deposits increased $7.2 million from $104.4 million at December 31, 2000 to $111.6 million at June 30, 2001. Investment securities decreased $.9 million from $5.5 million at December 31, 2000 to $4.6 million at June 30, 2001 due to maturities of securities during the first quarter of 2001. Stockholders' equity decreased by $14.4 million for the six months ended June 30, 2001. This decrease is primarily due to return of capital dividend of $14.0 million paid during the first quarter of 2001. The Company's liquidity position strengthened during the six months ended June 30, 2001 as cash and cash equivalents increased $8.7 million to $19.5 million at June 30, 2001 from $10.8 million at December 31, 2000. This increase is a result of the decrease in loans and investments and the increase in savings deposits, offset in part by the return of capital dividend that was not funded by notes payable.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $2.4 million of loans outstanding which were delinquent more than 90 days at June 30, 2001, compared to $2.1 million at December 31, 2000. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $901,000 and $905,000 at June 30, 2001 and at December 31, 2000, respectively. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At June 30, 2001, the Company's capital amounted to $20.6 million, which as a percentage of total consolidated assets was 13%, and was in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2001 and 2000:

General. Net income (loss) for the three and six months ended June 30, 2001 was $108,000 and $(585,000), respectively, compared to $271,000 and $602,000 earned during the same periods in 2000.

As discussed below, the decrease in earnings was primarily attributable to return of capital dividend of $14.0 million paid during the first quarter of 2001. This dividend was primarily funded by a note payable resulting in an increase to interest expense. In addition, compensation expense increased as $1.2 million was paid in bonuses to officers, directors and employees holding options under the Company's stock option plan and $235,000 was expensed due to dividends paid on unvested MRP shares. The decrease in net income, in general, for the three and six month period ended June 30, 2001, was also the result of the increase in interest expense as strong deposit growth resulted in a higher amount of interest bearing liabilities. For these reasons, we see an $801,000 increase in net income earned during the second quarter of 2001 to $108,000 from the first quarter, 2001 loss of $693,000.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest income. Interest income remained relatively stable as it decreased $.1 million to $2.8 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000 and increased $.2 million to $5.7 million for the six months ended June 30, 2001 from $5.5 million for the six months ended June 30, 2000. Approximately 96% of the Bank's assets were interest-earning at June 30, 2001, and approximately 84% of such interest-earning assets were held in the form of loans receivable.

Interest expense. Interest expense increased $.2 million from $1.5 million for the three months ended June 30, 2000 to $1.7 million for the three months ended June 30, 2001. Interest expense increased by $.8 million from $2.7 million for the six months ended June 30, 2000 to $3.5 million for the six months ended June 30, 2001. Increases in average interest bearing liabilities resulted from strong growth in deposits and additional borrowings on the note payable to fund the special return of capital dividend. The increases in these balances were offset, in part, by a reduction in the advances from the FHLB as compared to the same period in 1999.

Net interest income. Net interest income decreased $.3 million from $1.4 million for the three months ended June 30, 2000 to $1.1 million for the three months ended June 30, 2001. Net interest income decreased by $.6 million from $2.8 million for the six months ended June 30, 2000 to $2.2 million for the six months ended June 30, 2000. The decrease is primarily due to the increase in interest expense discussed above.

Provision for loan losses. The Bank did not make any loan loss provisions during the six months ended June 30, 2001 and 2000, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At June 30, 2001, the Bank's level of general valuation allowances for loan losses amounted to $901,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense remained stable at $1.0 million for the three months ended June 30, 2001 and 2000. Non interest expense increased from $2.0 million for the six months ended June 30, 2000 to $3.3 for the six months ended June 30, 2001. Compensation expense increased by $1.2 million from 2000 to 2001 due to increase in MRP expense related to the special dividends paid on unvested MRP shares and option bonuses paid to all option holders. All other categories of noninterest expense fluctuated by insignificant amounts between the two periods.

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity has increased slightly from December 31, 2000 as FHLB advances are used to fund loan growth. The Bank's liquidity ratio at June 30, 2001 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Impact of the Inflation and Changing Prices:

The financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Bank are primarily monetary in nature and changes in market interest rates have a greater impact on the Bank's performance than do the effects of inflation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the six months ended June 30, 2001.

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

    Item 2.  Changes in Securities and Use of Proceeds

      See Note 1 to the condensed consolidated financial statements for a discussion on limits on dividends.

    Item 3.  Defaults Upon Senior Securities

      Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held an Annual Meeting of Stockholders on April 26, 2001. The purpose of the meeting was to vote on the following proposals:

        1.   Election of six directors:

        2. Ratification of appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 2001.

      At the Annual Meeting the following resolutions were made and resolved the number of votes specified below:


1.





                                           For                  Withheld          Broker-Non-Votes

  Nominees for                      ------------------    -------------------     -----------------

  One-Year Term                     Number     Percent     Number     Percent     Number     Percent

----------------------              -------    -------    -------     -------     ------     -------


Donald R. Belk                      570,999    98.48%       8,792      1.52%         -          -

Dale W. Brawley                     565,370    97.51%      14,421      2.49%         -          -

George W. Brawley, Jr.              565,360    97.51%      14,431      2.49%         -          -

Jack G. Lawler                      569,839    98.28%       9,952      1.72%         -          -

Don E. Mills, Jr.                   570,939    98.47%       8,852      1.53%         -          -

Claude U. Voils, Jr.                570,999    98.48%       8,792      1.52%         -          -




2. RESOLVED, that the appointment of McGladrey & Pullen, LLP, as independent auditor for the year ending December 31, 2001, be and is hereby ratified and approved.

        For             Against           Abstain        Broker Non-Votes

   ------------       -----------      -------------     ----------------

      578,341              500               950                -

        99.75%            0.09%             0.16%               -

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

                     (iii) Amended and Restated Director's Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., and Claude U. Voils, Jr. dated January 1, 1985, as amended and restated on June 30, 1988 and September 8, 1997 and as amended for Messrs. Belk, Brawley, and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(iii) to the Company's Form 10-K for the year ended December 31, 1998.

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

      (b) No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Coddle Creek Financial Corp.

     Dated      August 8, 2001                  By:  /s/ George W. Brawley, Jr.
           -------------------------------           --------------------------
                                                     George W. Brawley
                                                     President and CEO

     Dated      August 8, 2001                  By:  /s/ Billy R. Williams
           -------------------------------           --------------------------
                                                     Billy R. Williams
                                                     Secretary/Controller

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Coddle Creek Financial Corp.

     Dated      August 8, 2001                  By:
           -------------------------------          ---------------------------
                                                George W. Brawley
                                                President and CEO

     Dated      August 8, 2001                  By:
           -------------------------------          ---------------------------
                                                Billy R. Williams
                                                Secretary/Controller