Form 10-Q
period 2001-09-30
CODDLE CREEK FINANCIAL CORP
filed 2001-11-13
CIK 1045944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 2001
                                   -------------------------------------------

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

As of November 2, 2001 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                  CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                              Page
                                                                                              ----
 Item 1.    Financial Statements
 Condensed Consolidated Statements of Financial Condition as of
   September 30, 2001 (Unaudited) and December 31, 2000                                            1

 Condensed Consolidated Statements of Operations and Comprehensive Income for
   the Three Months ended September 30, 2001 and 2000 (Unaudited)                                  2

 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the Nine Months ended September 30, 2001 and 2000 (Unaudited)                               3

 Condensed Consolidated Statements of Cash Flows for the Nine Months
   ended September 30, 2001 and 2000 (Unaudited)                                               4 - 5

 Notes to Condensed Consolidated Financial Statements (Unaudited)                              6 - 9

 Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           10 - 15

 Item 3.     Quantitative and Qualitative Disclosures about Market Risk                           15

PART II.    OTHER INFORMATION

 Item 1.     Legal Proceedings                                                                    16
 Item 2.     Changes in Securities and Use of Proceeds                                            16
 Item 3.     Defaults Upon Senior Securities                                                      16
 Item 4.     Submission of Matters to a Vote of Security Holders                                  16
 Item 5.     Other Information                                                                    16
 Item 6.     Exhibits and Reports on Form 8-K                                                16 - 19

 Signatures                                                                                  20 - 21

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2001 and December 31, 2000

                                                                                  September 30,       December 31,
ASSETS                                                                                2001                2000
------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)           (Note)
Cash and cash equivalents                                                         $  19,596,000      $  10,812,000
Certificates of deposit                                                                 100,000            100,000
Securities available for sale                                                         2,096,000          3,067,000
Securities held to maturity                                                           1,181,000          1,182,000
Federal Home Loan Bank stock                                                          1,241,000          1,188,000
Loans receivable, net                                                               123,108,000        130,518,000
Office properties and equipment, net                                                    966,000          1,059,000
Accrued interest receivable                                                           1,122,000            974,000
Cash value of life insurance                                                          1,303,000          1,335,000
Deferred income taxes                                                                 1,183,000          1,200,000
Income tax refund claim receivable                                                      518,000            223,000
Prepaid expenses and other assets                                                        92,000             74,000
                                                                                  --------------------------------
     Total assets                                                                 $ 152,506,000      $ 151,732,000
                                                                                  ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits                                                                        $ 115,168,000      $ 104,369,000
  Note payable                                                                       12,800,000          4,000,000
  Federal Home Loan Bank advances                                                             -          5,000,000
  Advances from borrowers for taxes and insurance                                       266,000             96,000
  Accounts payable and other liabilities                                                987,000            755,000
  Deferred compensation                                                               2,549,000          2,504,000
                                                                                 ---------------------------------
                                                                                    131,770,000        116,724,000
                                                                                 ---------------------------------
Stockholders' Equity:
  Preferred stock, authorized 5,000,000 shares; none issued
  Common stock, no par value, authorized 20,000,000 shares;
    September 30, 2001 issued 699,156 shares,
    December 31, 2000 issued 699,156 shares
  Additional paid-in capital                                                          9,871,000         22,889,000
  Unearned ESOP shares                                                               (3,442,000)        (3,468,000)
  Management recognition plan                                                           (94,000)          (370,000)
  Unearned compensation                                                              (1,820,000)          (774,000)
  Retained earnings, substantially restricted                                        16,191,000         16,732,000
  Accumulated other comprehensive income (loss)                                          30,000             (1,000)
                                                                                ----------------------------------
     Total stockholders' equity                                                      20,736,000         35,008,000
                                                                                ----------------------------------
     Total liabilities and stockholders' equity                                   $ 152,506,000      $ 151,732,000
                                                                                ==================================

NOTE: The Condensed Consolidated Statement of Financial Condition as of December
      31, 2000 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
 COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2001 and 2000

                                                                                          2001             2000
------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Interest income:
  Loans                                                                               $ 2,502,000      $ 2,676,000
  Investment securities                                                                    57,000           75,000
  Other                                                                                   171,000          155,000
                                                                                      ----------------------------
                                                                                        2,730,000        2,906,000
                                                                                      ----------------------------
Interest expense:
  Deposits                                                                              1,392,000        1,160,000
  Federal Home Loan Bank advances and note payable                                        211,000          403,000
                                                                                      ----------------------------
                                                                                        1,603,000        1,563,000
                                                                                      ----------------------------
      Net interest income                                                               1,127,000        1,343,000
Provision for loan losses                                                                       -                -
                                                                                      ----------------------------
      Net interest income after provision for loan losses                               1,127,000        1,343,000
                                                                                      ----------------------------
Noninterest income                                                                         63,000           73,000
                                                                                      ----------------------------
Noninterest expenses:
  Compensation and employee benefits                                                      680,000          653,000
  Net occupancy                                                                            79,000           52,000
  Deposit insurance premiums                                                                5,000                -
  Data processing                                                                          43,000           45,000
  Other                                                                                   181,000          173,000
                                                                                      ----------------------------
                                                                                          988,000          923,000
                                                                                      ----------------------------
      Income before income taxes                                                          202,000          493,000
Income taxes                                                                               52,000          197,000
                                                                                      ----------------------------
      Net income                                                                          150,000          296,000
Other comprehensive income, unrealized holding gains arising
  during the period, net of tax                                                             5,000            9,000
                                                                                      ----------------------------
      Comprehensive income                                                            $   155,000      $   305,000
                                                                                      ============================

Basic earnings per share                                                              $      0.24      $      0.47
                                                                                      ============================
Diluted earnings per share                                                            $      0.24      $      0.46
                                                                                      ============================
Dividends per share                                                                   $      0.17      $      0.42
                                                                                      ============================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
 COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2001 and 2000

                                                                                          2001            2000
-------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Interest income:
 Loans                                                                                $ 7,718,000      $ 7,799,000
 Investment securities                                                                    172,000          231,000
 Other                                                                                    536,000          394,000
                                                                                      ----------------------------
                                                                                        8,426,000        8,424,000
                                                                                      ----------------------------
Interest expense:
 Deposits                                                                               4,280,000        3,229,000
 Federal Home Loan Bank advances and note payable                                         836,000        1,079,000
                                                                                      ----------------------------
                                                                                        5,116,000        4,308,000
                                                                                      ----------------------------
     Net interest ine                                                                   3,310,000        4,116,000
Provision for loan losses                                                                       -                -
                                                                                      ----------------------------
     Net interest income after provision for loan losses                                3,310,000        4,116,000
                                                                                      ----------------------------
Noninterest income                                                                        183,000          247,000
                                                                                      ----------------------------
Noninterest expenses:
 Compensation and employee benefits                                                     3,245,000        2,015,000
 Net occupancy                                                                            226,000          157,000
 Deposit insurance premiums                                                                20,000           16,000
 Data processing                                                                          149,000          157,000
 Other                                                                                    601,000          541,000
                                                                                      ----------------------------
                                                                                        4,241,000        2,886,000
                                                                                      ----------------------------
     Income (loss) before income taxes (benefit)                                         (748,000)       1,477,000
Income taxes (benefit)                                                                   (313,000)         579,000
                                                                                      ----------------------------
     Net income (loss)                                                                   (435,000)         898,000
Other comprehensive income, unrealized holding gains arising
 during the period, net of tax                                                             31,000            3,000
                                                                                      ----------------------------
     Comprehensive income (loss)                                                      $  (404,000)     $   901,000
                                                                                      ============================

Basic earnings (loss) per share                                                       $     (0.69)     $      1.43
                                                                                      ============================
Diluted earnings (loss) per share                                                     $     (0.69)     $      1.42
                                                                                      ============================
Dividends per share                                                                   $      0.17      $      1.38
                                                                                      ============================
Return of capital dividends per share                                                 $     20.00      $         -
                                                                                      ============================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2001 and 2000

                                                                                    2001              2000
---------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Cash Flows From Operating Activities
 Net income (loss)                                                             $   (435,000)      $   898,000
 Adjustments to reconcile net income (loss) to cash
 provided by operating activities:
  Provision for depreciation                                                         93,000            83,000
  Deferred income taxes                                                                   -           (18,000)
  Vesting of management recognition plan                                            276,000           279,000
  ESOP contribution                                                                (194,000)         (140,000)
  Amortization of unearned compensation                                             113,000            49,000
  Changes in assets and liabilities:
   (Increase) decrease in:
     Interest receivable                                                           (148,000)         (100,000)
     Cash value of life insurance                                                    32,000                 -
     Income tax refund claim receivable                                            (295,000)                -
     Prepaid expenses and other assets                                              (18,000)          160,000
   Increase in:
     Accounts payable and other liabilities                                         603,000           335,000
     Deferred compensation                                                           45,000            20,000
                                                                               ------------------------------
      Net cash provided by operating activities                                      72,000         1,566,000
                                                                               ------------------------------
Cash Flows From Investing Activities
 Net decrease in investments                                                        967,000           242,000
 Net (increase) decrease in loans receivable                                      7,410,000        (6,019,000)
 Net decrease in real estate owned                                                        -            65,000
 Purchase of office properties and equipment                                              -           (50,000)
 Principal payment received on note receivable from ESOP                             26,000                 -
                                                                               ------------------------------
      Net cash provided by (used in) investing activities                         8,403,000        (5,762,000)
                                                                               ------------------------------
Cash Flows From Financing Activities
 Net increase in deposits                                                        10,799,000         4,186,000
 Borrowings on note payable                                                      12,000,000                 -
 Payments on note payable                                                        (3,200,000)       (4,250,000)
 Proceeds from Federal Home Loan Bank Advances                                            -         8,000,000
 Repayments on Federal Home Loan Bank Advances                                   (5,000,000)                -
 Increase in advances from borrowers for taxes and insurance                        170,000           184,000
 Cash dividends paid                                                            (14,460,000)       (1,010,000)
                                                                               ------------------------------
      Net cash provided by financing activities                                     309,000         7,110,000
                                                                               ------------------------------

                                  (Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

For The Nine Months Ended September 30, 2001 and 2000

                                                                                        2001              2000
-------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
     Net increase in cash and cash equivalents                                      $  8,784,000      $  2,914,000
Cash and cash equivalents:
  Beginning                                                                           10,812,000         8,414,000
                                                                                    ------------------------------
  Ending                                                                            $ 19,596,000      $ 11,328,000
                                                                                    ==============================

Supplemental Disclosure of Cash Flow Information
 Cash payments for:
  Interest                                                                          $  5,159,000      $  4,228,000
  Income taxes                                                                            23,000           384,000

Change in accrued dividends                                                         $   (371,000)     $    130,000

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

On January 2, 2001, the Board of Directors of the Company declared a special return of capital dividend of $20.00 per share for stockholders of record as of January 19, 2001 and payable on January 24, 2001. The ESOP purchased an additional 26,318 shares of stock in the open market with a portion of the special dividend awarded to ESOP shares and intends to continue investing the dividend by purchasing the common stock as it becomes available. Shares repurchased by the ESOP are allocated to participant accounts ratably over the remaining term of the ESOP loan.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 2.  Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 2000, which is from audited financial statements at that date) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals other than the special dividend at January 24, 2001 and the effect on compensation expense) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2001. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders of the Company.

Note 3.  Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. For purposes of this computation, the number of shares of common stock purchased by the Bank's ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first nine months of 2001, and because the average market price is lower than the exercise price of $31.00, the incremental shares are not considered dilutive and are not included in the calculation of dilutive earnings per share.

The following are reconciliations of the amounts used in the per share calculations for 2001 and 2000:

                                                                         For the Nine Months Ended
                                                                        September 30, 2001 and 2000
                                                            --------------------------------------------------
                                                                                 Weighted
                                                                                 Average
                                                            Income (Loss)         Shares            Per Share
                                                             (Numerator)       (Denominator)          Amount
                                                            --------------------------------------------------
Basic and diluted EPS for 2001                               $ (435,000)          633,501            $ (0.69)
Basic EPS for 2000                                              898,000           632,841               1.43
Diluted EPS for 2000                                            898,000           632,454               1.42

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 3.  Earnings Per Share (Continued)

                                                                         For the Three Months Ended
                                                                        September 30, 2001 and 2000
                                                             ---------------------------------------------------
                                                                                 Weighted
                                                                                 Average
                                                                Income            Shares            Per Share
                                                             (Numerator)       (Denominator)          Amount
                                                             ---------------------------------------------------
Basic and diluted EPS for 2001                                $ 150,000           625,385             $ 0.24
Basic EPS for 2000                                              296,000           631,801               0.47
Diluted EPS for 2000                                            296,000           640,790               0.46

Note 4.  Stock Option and Management Recognition Plans

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 1999. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under accounting principles generally accepted in the Unites States of America, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At September 30, 2001, 58,131 options have been granted at an exercise price of $31, of which 34,124 options are currently exercisable. No options have been exercised to date and all options granted are outstanding at September 30, 2001. During the first quarter of 2001, simultaneous with the payment of the $20 per share special dividend to shareholders, all officers, directors and employees holding options received an option bonus of $20 per option share resulting in a one time recorded compensation expense of $1.2 million.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 5.  Note Payable and Federal Home Loan Bank Advances

In January 2001, the Company borrowed an additional $12,000,000 from an outside bank primarily to fund the special return of capital dividend. At September 30, 2001, the total principal balance outstanding to the outside bank is $12,800,000. The note requires monthly payments of interest only at the prime rate less 1.00% with the entire principal balance due on July 24, 2003. The note is collateralized by all of the Bank's common stock, which is owned by the Company.

The Bank repaid in full an advance from the Federal Home Loan Bank in the amount of $5,000,000, in September 2001.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 2001 and December 31, 2000:

At September 30, 2001 and December 31, 2000 total assets amounted to $152.5 million and $151.7 million, respectively. Loans receivable, net, decreased from $130.5 million at December 31, 2000 to $123.1 million at September 30, 2001, a $7.4 million decrease. The table on page 12 shows a comparison of loans by type at September 30, 2001, December 31, 2000 and 1999, respectively. Savings deposits increased $10.8 million from $104.4 million at December 31, 2000 to $115.2 million at September 30, 2001. Investment securities decreased $.9 million from $5.5 million at December 31, 2000 to $4.6 million at September 30, 2001 due to maturities of securities during the first quarter of 2001. Stockholders' equity decreased by $14.3 million for the nine months ended September 30, 2001. This decrease is primarily due to return of capital dividend of $14.0 million paid during the first quarter of 2001. The Company's liquidity position strengthened during the nine months ended September 30, 2001 as cash and cash equivalents increased $8.8 million to $19.6 million at September 30, 2001 from $10.8 million at December 31, 2000. This increase is a result of the decrease in loans and investments and the increase in savings deposits, offset in part by the return of capital dividend that was not funded by notes payable.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $2.0 million of loans outstanding which were delinquent more than 90 days at September 30, 2001, compared to $2.1 million at December 31, 2000 as noted in the table on page 13. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $896,000 and $905,000 at September 30, 2001 and at December 31, 2000, respectively. Management believes the allowance to be adequate to absorb any future losses in the portfolio.

At September 30, 2001, the Company's capital amounted to $20.7 million, which as a percentage of total consolidated assets was 13.6%, and was in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2001 and 2000:

General. Net income(loss) for the three and nine months ended September 30, 2001 was $150,000 and $(435,000), respectively or $146,000 and $1,333,000 less than the $296,000 and $898,000 earned during the same periods in 2000.

As discussed below, the decrease in earnings was primarily attributable to return of capital dividend of $14.0 million paid during the first quarter of 2001 which resulted in a net loss for that quarter and for the nine months ended September 30, 2001. The Company has had net income during both the second and third quarters of 2001 to help offset that loss. This dividend was primarily funded by a note payable resulting in an increase to interest expense. In addition, compensation expense increased as $1.2 million was paid in bonuses to officers, directors and employees holding options under the Company's stock option plan and $235,000 was expensed due to dividends paid on unvested MRP shares. The decrease in net income, in general, for the three and nine month period ended September 30, 2001, was also the result of the increase in interest expense as strong deposit growth resulted in a higher amount of interest bearing liabilities. For these reasons, the $258,000 in net income earned during the six months ended September 30, 2001 reduced the nine month loss to $435,000 from the first quarter, 2001 loss of $693,000.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest income. Interest income decreased $.2 million to $2.7 million for the three months ended September 30, 2001 from $2.9 million for the three months ended September 30, 2000. Interest income remained stable at $8.4 million for the nine months ended September 30, 2001 and 2000. The decrease is primarily due to an increase in the interest earning cash deposited with the FHLB during the first nine months of 2001 as compared to 2000 as it earns interest at lower rates than loans and investments which have both decreased. Approximately 97% of the Bank's assets were interest-earning at September 30, 2001, and approximately 84% of such interest-earning assets were held in the form of loans receivable.

Interest expense. Interest expense remained stable at $1.6 million for the three months ended September 30, 2000 and for the three months ended September 30, 2001. Interest expense increased by $.8 million from $4.3 million during the nine months ended September 30, 2000 to $5.1 million for the nine months ended September 30, 2001. Increases in average interest bearing liabilities resulted from strong growth in deposits and additional borrowings on the note payable to fund the special return of capital dividend. The increases in these balances were offset, in part, by a reduction in the advances from the FHLB as compared to the same period in 2000.

Net interest income. Net interest income decreased from $1.3 million for the three months ended September 30, 2000 to $1.1 million for the three months ended September 30, 2001. Net interest income decreased by $.8 million from $4.1 million for the nine months ended September 30, 2000 to $3.3 million for the nine months ended September 30, 2001. The decrease is primarily due to the increase in interest expense discussed above.

Provision for loan losses. The Bank did not make any loan loss provisions during the nine months ended September 30, 2001 and 2000. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At September 30, 2001, the Bank's level of general valuation allowances for loan losses amounted to $896,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense increased $65,000 for the three months ended September 30, 2001 from the same period in 2000. Noninterest expense increased from $2.9 million for the nine months ended September 30, 2000 to $4.2 million for the nine months ended September 30, 2001. Compensation expense increased by $1.2 million from 2000 to 2001 due to increase in MRP expense related to the special dividends paid on unvested MRP shares and option bonuses paid to all option holders. All other categories of noninterest expense fluctuated by insignificant amounts between the two periods.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Loans Receivable Breakdown

                                              September 30,                          December 31,
                                   --------------------------------------------------------------------------------
                                            2001                      2000                            1999
                                   --------------------------------------------------------------------------------
                                                 Percentage                  Percentage                  Percentage
                                     Amount       of Total       Amount       of Total       Amount       of Total
                                   --------------------------------------------------------------------------------
Real estate loans:
  One-to-four family residential   $ 107,749,000      87.52%   $ 109,631,000      84.00%   $ 104,331,000      83.55%
  Multi-family residential               990,000       0.81          909,000       0.70          850,000       0.68
  Nonresidential                       2,855,000       2.32        3,857,000       2.95        3,391,000       2.72
  Construction                         1,075,000       0.87        6,970,000       5.34        9,849,000       7.89
  Equity line                         10,481,000       8.51       10,088,000       7.73        8,195,000       6.56
                                   --------------------------------------------------------------------------------
     Total real estate loans         123,150,000     100.03      131,455,000     100.72      126,616,000     101.40
                                   --------------------------------------------------------------------------------
Consumer Loans:
  Installment loans                    2,353,000       1.91        2,455,000       1.88        2,491,000       1.99
  Other                                  853,000       0.70        1,144,000       0.88        1,416,000       1.13
                                   --------------------------------------------------------------------------------
     Total consumer loans              3,206,000       2.61        3,599,000       2.76        3,907,000       3.12
                                   --------------------------------------------------------------------------------
     Total gross loans               126,356,000     102.64      135,054,000     103.48      130,523,000     104.52
                                   --------------------------------------------------------------------------------
Less:
  Construction loans in process       (1,493,000)     (1.21)      (2,672,000)     (2.05)      (3,823,000)     (3.05)
  Net deferred loan fees                (859,000)     (0.70)        (959,000)     (0.74)        (939,000)     (0.75)
  Allowance for loan losses             (896,000)     (0.73)        (905,000)     (0.69)        (898,000)     (0.72)
                                   --------------------------------------------------------------------------------
                                      (3,248,000)     (2.64)      (4,536,000)     (3.48)      (5,660,000)     (4.52)
                                   --------------------------------------------------------------------------------
                                   $ 123,108,000     100.00%   $ 130,518,000     100.00%   $ 124,863,000     100.00%
                                   ================================================================================

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Analysis of Loan Losses

                                                     Nine Months
                                                         Ended
                                                     September 30,                 Years Ended December 31,
                                                                       --------------------------------------------
                                                         2001              2000              1999             1998
                                                  -----------------------------------------------------------------
Balance at beginning of year                          $ 905,000         $ 898,000        $ 895,000        $ 693,000
                                                  -----------------------------------------------------------------
 Loans charged off:
   Real Estate                                                -                 -                -           (5,000)
   Consumer                                              (9,000)                -                -                -
                                                                        -------------------------------------------
     Total loans charged off                             (9,000)                -                -           (5,000)
                                                                        -------------------------------------------
 Recoveries:
   Real Estate                                                -             7,000            3,000            2,000
   Consumer                                                   -                 -                -                -
                                                  -----------------------------------------------------------------
     Total recoveries                                                       7,000            3,000            2,000
                                                  -----------------------------------------------------------------
   Provision for loan losses                                  -                 -                -          205,000
                                                  -----------------------------------------------------------------
Balance at end of year                                $ 896,000         $ 905,000        $ 898,000        $ 895,000
                                                  =================================================================
Ratio of net charge-offs to
 average loans outstanding                                 0.00%             0.00%            0.00%            0.00%
                                                  =================================================================


                                                                                       At December 31,
                                                    September 30,     ---------------------------------------------
                                                        2001              2000              1999             1998
                                                  -----------------------------------------------------------------
Nonaccrual loans                                  $   1,982,000      $  1,436,000     $  1,237,000     $    996,000
Accruing loans past due 90 days or more                       -           657,000          145,000          390,000
Troubled debt restructuring
Foreclosed real estate                                        -                 -           65,000                -
                                                  -----------------------------------------------------------------
Total nonperforming assets                        $   1,982,000      $  2,093,000     $  1,447,000     $  1,386,000
                                                  =================================================================

Nonperforming loans to total gross loans                   1.57%             1.55%            1.06%            1.20%
                                                  =================================================================

Nonperforming assets to total assets                       1.30%             1.38%            1.01%            1.02%
                                                  =================================================================

Total assets                                      $ 152,506,000      $151,732,000     $143,867,000     $135,811,000

Total gross loans                                 $ 126,356,000      $135,054,000     $130,523,000     $115,213,000


CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net Interest Income

The following table provides information concerning the Bank's yields on interest-earning assets and cost of funds on interest-bearing liabilities for the nine months ended September 30, 2001 and the year ended December 31, 2000.

                                   At September 30     For the Nine Months Ended            For the Year Ended
                                        2001              September 30, 2001                 December 31, 2000
                                   --------------------------------------------------------------------------------
                                       Average        Average               Average    Average              Average
                                       Yield/                               Yield/                           Yield/
                                        Rate          Balance    Interest    Rate      Balance    Interest    Rate
                                   --------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing deposits             3.13%        $  18,214   $   536     3.92%   $   9,706   $    585    6.03%
  Investments                           5.27%            4,166       172     5.51%       4,868        308    6.33%
  Loans receivable, net                 7.56%          126,841     7,718     8.11%     132,862     10,512    7.91%
                                                     --------------------            ---------------------
  Total interest-earning assets         6.96%          149,221     8,426     7.53%     147,436     11,405    7.74%
Other assets                                             6,808                           2,816
                                                     ----------                      ----------
  Total assets                                       $ 156,029                       $ 150,252
                                                     ==========                      ==========

Interest-bearing liabilities:
  NOW and Money market                  2.57%        $  23,242   $   497     2.85%   $  20,432   $    682    3.34%
  Passbook accounts                     2.47%            9,580       171     2.38%       9,848        230    2.34%
  Certificates of deposit               5.69%           79,016     3,612     6.09%      63,439      3,652    5.76%
  Note payable and FHLB advances        5.00%           18,356       836     6.07%      18,129      1,400    7.72%
                                                     --------------------            ---------------------
  Total interest-bearing liabilities    4.80%          130,194     5,116     5.24%     111,848      5,964    5.33%
Other liabilities                                        5,167                           3,774
Stockholders' equity                                    20,668                          34,630
                                                     ----------                      ----------
  Total liabilities and stockholder's
   equity                                            $ 156,029                       $ 150,252
                                                     ==========                      ==========

Net interest income and interest
 rate spread                            2.16%                    $ 3,310     2.29%                $ 5,441    2.40%
                                                                 ========                         ========
Net yield on interest-earning
 assets                                                                      2.22%                           3.69%
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                                               114.61%                         131.82%

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

Mooresville Savings Bank must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity has increased slightly from December 31, 2000 as FHLB advances are used to fund loan growth. The Bank's liquidity ratio at September 30, 2001 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any substantive changes in its portfolio risk during the nine months ended September 30, 2001.

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

           Not applicable

        Item 5.   Other Information

           Not applicable

        Item 6.   Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit(3)(i)       Certificate of Incorporation, incorporated
                                      herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1,
                                      Registration No. 333-35497, dated
                                      September 12, 1997, and amended on
                                      November 5 and 10, 1997.

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

                  Exhibit(10)(b)      Employment Agreement between
                                      Mooresville Savings Bank, Inc., S.S.B. and
                                      Dale W. Brawley dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to
                                      Exhibit 10 (b) to the Company's Form 10-K for the year ended December 31, 1998.

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

           (b) No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Coddle Creek Financial Corp.

        Dated   November 2, 2001             By: /s/ George W. Brawley, Jr.
               ----------------------            --------------------------
                                                 George W. Brawley
                                                 President and CEO

         Dated  November 2, 2001             By: /s/ Billy R. Williams
               ----------------------            ---------------------------
                                                 Billy R. Williams
                                                 Secretary/Controller

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Coddle Creek Financial Corp.

        Dated  November 2, 2001              By:  ______________________
              -------------------                 George W. Brawley
                                                  President and CEO

        Dated  November 2, 2001              By:  ______________________
              -------------------                 Billy R. Williams
                                                  Secretary/Controller