Form 10-K
period 2001-12-31
CODDLE CREEK FINANCIAL CORP
filed 2002-03-27
CIK 1045944

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended     December 31, 2001
                                             ---------------------

                        Commission file number    000-23465
                                              --------------------

                          CODDLE CREEK FINANCIAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             North Carolina                              56-2045998
     ------------------------------         -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      347 North Main Street
      Mooresville, North Carolina                           28115
 ---------------------------------------                  ----------
 (Address of principal executive office)                  (Zip Code)

                                 (704) 664-4888
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                    ----
           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                     ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.           [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant (excluding five percent owners as non-affiliates). The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $13,780,596 common stock, no par
                                            --------------------------------
value, based on the closing price of such common stock on March 5, 2002 equal to
--------------------------------------------------------------------------------
$31.10.
-------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 699,156 shares of common stock,
                                                 -------------------------------
no par value, outstanding at March 5, 2002.
-------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Coddle Creek Financial Corp. for the year ended December 31, 2001 (the "2001 Annual Report"), are incorporated by reference into
Part I, Part II, Part III and Part IV.

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders of Coddle Creek Financial Corp. to be held on April 25, 2002, are incorporated by reference into Part III.

Portions of the Registration Statement of Coddle Creek Financial Corp. On Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997, are incorporated by reference into Part IV.

This Form 10-K contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional, and local market conditions and legislative and regulatory conditions.

Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

     The Company's activities consist of investing capital which originated as the remaining proceeds of its initial public offering retained at the holding company level, holding the indebtedness outstanding from the Mooresville Savings Bank, Inc., SSB Employee Stock Ownership Plan (the "ESOP"), and owning the Bank. Accordingly, the discussion of the business which follows in the Form 10-K primarily concerns the business conducted by the Bank, unless otherwise indicated.

     The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock. Subsequent to the Conversion, the Company has paid two special dividends to its shareholders, a portion or all of which qualified as a return of capital. The amounts of these dividends were $17.18 and $20.00, which were paid on September 8, 1999 and January 24, 2001, respectively. The major expenses of the Company included interest expense related to the Company's short term indebtedness. The proceeds of such indebtedness funded the 2001 return of capital distributions to shareholders, and the balance of such indebtedness was paid in January, 2002.

     At December 31, 2001, the Company and the Bank had consolidated total assets of $149.9 million, net loans of $119.1 million, deposits of $112.9 million, and stockholders' equity of $21.0 million.

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

     The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank primarily makes one-to-four family residential real estate loans. It also makes loans secured by multi-family residential and commercial property, construction loans and equity line of credit loans. The Bank also makes loans which are not secured by real property, such as loans secured by pledged deposit accounts and various types of secured and unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, and transactions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and office occupancy expenses.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator"). Currently, the North Carolina Commissioner of Banks is acting as the Administrator. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

     At December 31, 2001, the Company and the Bank had a total of 29 full-time employees and 3 part-time employees.

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

Competition

     The Bank has operated in the Mooresville community for more than 60 years and is the only financial institution headquartered in Mooresville. However, the Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. Bank of America and Wachovia (which recently merged with First Union), two national money center commercial banks, are currently headquartered in Charlotte, North Carolina, which is only 30 miles from the Bank's primary market area. As of December 31, 2001, there were 10, 11, and 9 depository institutions with a total of 16, 13, and 11 offices in Mooresville, Cornelius and Huntersville, North Carolina, respectively. Based upon June 30, 2001 comparative data, the Bank had 19.1% and 6.7% of the deposits in Mooresville and Iredell County, respectively. As a result of this intense competition, the Bank's branch offices, excluding the Mooresville office, have lower levels of deposits than the industry average.

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

Supervision and Regulation

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

     General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

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

     Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank.

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

     The Company paid regular cash dividends totaling $0.41 per share and a return of capital dividend equal to $20.00 per share during the year ended December 31, 2001.

     Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by the SAIF members such as the Bank shall be as specified in a schedule required to be issued by the FDIC. All FDIC deposits for deposit insurance have an effective rate ranging from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Based on the current financial condition and capital levels of the Bank, the Bank does not expect that the FDIC insurance assessments will have a material impact on the Bank's future earnings.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2001, the Bank was in compliance with this requirement.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA") as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination which was conducted during December, 2001.

     Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards where such compensation would endanger the insured depository institution or would constitute an unsafe practice.

     The Bank is subject to examination by the FDIC and the Administrator. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina chartered stock savings bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

     The Bank is subject to the liquidity requirements established by the Administrator. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank's total assets. In addition, the Bank is required to maintain a net worth of 5% or more of its total assets.

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

     In short, the FDIC and the Administrator have broad powers to enforce laws and regulations applicable to the Company and the Bank. These powers include the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violation of laws and regulations and the conduct of unsafe and unsound practices.

ITEM 2. DESCRIPTION OF PROPERTIES

     The following table sets forth the location of the Bank's principal office in Mooresville, North Carolina and its full service branch office in Cornelius and Huntersville, North Carolina, as well as the amount of deposits at each location as of December 31, 2001. All of the properties listed are owned.

                                                          Deposits
                 Address                              (In Thousands)
                 -------                              As of 12/31/01
                                                      --------------
Mooresville:                                            $ 94,879
347 North Main Street
Mooresville, North Carolina 28115
(Corporate office)

Cornelius:                                              $  9,693
20209 Highway 73 West
Cornelius, North Carolina 28031

Huntersville:                                           $  9,208
                                                        --------
401 Gilead Road
Huntersville, North Carolina 28078

                                                        $113,780
                                                        ========

In addition, the Bank owns a 1.24 acre lot located at Highway 150 West, 239 West Plaza Drive, Mooresville, North Carolina, purchased in 1988 for future expansion purposes. See also Note 4 to the "Notes To Consolidated Financial Statements" to the 2001 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on page 58 in the Company's 2001 Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS- Supervision and Regulation -- Dividend and Repurchase Limitations" above and Note 8 to the Notes to financial statements as the Company's 2001 Annual Report which is incorporated herein by reference for regulatory restrictions which limit the ability of the Company to pay dividends to its shareholders and the Bank to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Consolidated Financial Data" on pages 2 and 3 of the Company's 2001 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Operating Results" on pages 4 through 17 in the Company's 2001 Annual Report, which section is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 6 through 8 and 13 through 16 of the Company's 2001 Annual Report are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 20 through 56 of the Company's 2001 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on pages 6 and 7 of the Proxy Statement of the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1 - Election of Directors - Executive Officers" on page 10 of the Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 21 of the Proxy Statement, which section is incorporated herein by reference. Also, see Note 13 to the "Notes of Consolidated Financial Statements" of the 2001 Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Company's 2001
     Annual Report which is attached hereto as Exhibit (13) and incorporated herein by reference) including the following:

     (a)  Independent Auditors' Report;

     (b) Consolidated Statements of Financial Condition as of December 31, 2001 and 2000;

     (c) Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999;

     (d) Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999;

     (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999;

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

                  (vii) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank,
                  S.S.B. and Dale W.Brawley dated November 1, 1990, amended and restated on October 21,
                  1993, as amended and restated on September 8, 1997, incorporated herein by reference to
                  Exhibit 10(i)(vii) to the Company's Form 10-K for the year ended December 31, 1998.

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

Exhibit (13)      2001 Annual Report to Security Holders.

Exhibit (21)      See Item 1.  "Business" for discussion of subsidiaries.

Exhibit (23)      Consent of Independent Certified Public Accountants.

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CODDLE CREEK FINANCIAL CORP.


Date:  March 19, 2002            By:/s/ George W. Brawley, Jr.
                                    --------------------------------------------
                                    George W. Brawley, Jr.
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                    Title                  Date
---------                                    -----                  ----


/s/ George W. Brawley, Jr.        President, Chief Executive   March 19, 2002
-------------------------------
George W. Brawley, Jr.            Officer and Director


/s/ Dale W. Brawley               Executive Vice President,    March 19, 2002
-------------------------------
Dale W. Brawley                   Treasurer and Director


/s/ Billy R. Williams             Chief Financial Officer,     March 19, 2002
-------------------------------
Billy R. Williams                 Chief Accounting Officer,
                                  Controller and Secretary


/s/ Donald R. Belk                Director                     March 19, 2002
-------------------------------
Donald R. Belk


/s/ Jack G. Lawler                Director                     March 19, 2002
-------------------------------
Jack G. Lawler


/s/ Claude U. Voils, Jr.          Director                     March 19, 2002
-------------------------------
Claude U. Voils, Jr.


/s/ Don E. Mills, Jr.             Director                     March 19, 2002
-------------------------------
Don E. Mills, Jr.

                                INDEX TO EXHIBITS

Exhibit No.                      Description
-----------                      -----------

Exhibit (11)    Statement regarding computation of per share earnings.

Exhibit (13)    2001 Annual Report to Security Holders.

Exhibit (23)    Consent of Independent Certified Public Accountants.