Form 10-Q
period 2002-03-31
CODDLE CREEK FINANCIAL CORP
filed 2002-05-15
CIK 1045944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 2002
                                        -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------  ------------------

                        Commission File Number 000-23465

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

Indicate by check |X| whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

As of May 13, 2002 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                   CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                Page
                                                                                                ----
   Item 1.    Financial Statements

   Condensed Consolidated Statements of Financial Condition as of
      March 31, 2002 (Unaudited) and December 31, 2001                                         1 - 2

   Condensed Consolidated Statements of Operations and Comprehensive Income for
      the Three Months Ended March 31, 2002 and 2001 (Unaudited)                                   3

   Condensed Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2002 and 2001 (Unaudited)                                                4 - 5

   Notes to Condensed Consolidated Financial Statements (Unaudited)                            6 - 8

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       9 - 14

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk                         14

PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                  15
   Item 2.     Changes in Securities and Use of Proceeds                                          15
   Item 3.     Defaults Upon Senior Securities                                                    15
   Item 4.     Submission of Matters to a Vote of Security Holders                                15
   Item 5.     Other Information                                                                  15
   Item 6.     Exhibits and Reports on Form 8-K                                              15 - 18

   Signatures                                                                                19 - 20

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2002 and December 31, 2001


                                                        March 31,          December 31,
ASSETS                                                    2002                 2001
----------------------------------------------------------------------------------------
                                                       (Unaudited)            (Note)
Cash
  Interest-bearing deposits                            $ 13,876,000        $ 20,869,000
  Noninterest-bearing deposits and cash on hand             426,000             504,000
Certificates of deposit                                     100,000             100,000
Securities available for sale                             1,350,000           2,088,000
Securities held to maturity                               1,030,000           1,180,000
Federal Home Loan Bank stock                              1,241,000           1,241,000
Loans receivable, net                                   116,973,000         119,066,000
Office properties and equipment, net                        932,000             964,000
Accrued interest receivable:
  Investment securities                                     113,000              59,000
  Loans receivable                                          888,000             690,000
Cash value of life insurance                              1,531,000           1,538,000
Deferred income taxes                                     1,367,000           1,362,000
Income tax refund receivable                                      -             110,000
Prepaid expenses and other assets                            93,000              78,000
                                                       --------------------------------
    Total assets                                       $139,920,000        $149,849,000
                                                       ================================

NOTE: The Condensed Consolidated Statement of Financial Condition as of December 31, 2001 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2002 and December 31, 2001


                                                                           March 31,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         2002                 2001
----------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)            (Note)
Liabilities:
  Deposits                                                              $ 110,151,000        $112,899,000
  Note payable                                                                      -          12,700,000
  Federal Home Loan Bank advances                                           5,000,000                   -
  Advances from borrowers for taxes and insurance                             149,000              94,000
  Accounts payable and other liabilities                                      832,000             592,000
  Income tax payable                                                           42,000                   -
  Deferred compensation                                                     2,626,000           2,566,000
                                                                        ----------------------------------
                Total liabilities                                         118,800,000         128,851,000
                                                                        ----------------------------------
Commitments
Stockholders' Equity

  Preferred stock, authorized 5,000,000 shares; none issued                         -                   -
  Common stock, no par value, authorized 20,000,000 shares;
    issued 699,156 shares                                                           -                   -
  Additional paid-in capital                                                9,764,000           9,816,000
  Accumulated other comprehensive income (loss)                                15,000              23,000
  Unearned ESOP shares                                                     (3,107,000)         (3,107,000)
  Management recognition plan                                                  (2,000)             (2,000)
  Unearned compensation                                                    (1,739,000)         (1,780,000)
  Retained earnings, substantially restricted                              16,189,000          16,048,000
                                                                        ----------------------------------
                Total stockholders' equity                                 21,120,000          20,998,000
                                                                        ----------------------------------
                Total liabilities and stockholders' equity              $ 139,920,000        $149,849,000
                                                                        ==================================

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2002 and 2001


                                                                                  2002                 2001
---------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Interest income:
  Loans                                                                       $ 2,416,000          $ 2,656,000
  Investment securities                                                            49,000               57,000
  Other                                                                            50,000              179,000
                                                                             ----------------------------------
                                                                                2,515,000            2,892,000
Interest expense:
  Deposits                                                                        987,000            1,443,000
  Federal Home Loan Bank advances and note payable                                 20,000              341,000
                                                                             ----------------------------------
                                                                                1,007,000            1,784,000
                                                                             ----------------------------------
        Net interest income                                                     1,508,000            1,108,000
Provision for loan losses                                                               -                    -
                                                                             ----------------------------------
        Net interest income after provision for loan losses                     1,508,000            1,108,000
                                                                             ----------------------------------
Noninterest income                                                                 59,000               60,000
                                                                             ----------------------------------
Noninterest expenses:
  Compensation and employee benefits                                              742,000            1,907,000
  Net occupancy                                                                    79,000               81,000
  Deposit insurance premiums                                                        5,000               10,000
  Data processing                                                                  80,000               52,000
  Other                                                                           201,000              211,000
                                                                             ----------------------------------
                                                                                1,107,000            2,261,000
                                                                             ----------------------------------
        Income (loss) before income taxes (benefit)                               460,000           (1,093,000)
Income taxes (benefit)                                                            166,000             (400,000)
                                                                             ----------------------------------
        Net income (loss)                                                         294,000             (693,000)
Other comprehensive income, unrealized holding gains arising
  during the period, net of tax                                                     8,000               21,000
                                                                             ----------------------------------
        Comprehensive income (loss)                                           $   302,000          $  (672,000)
                                                                             ==================================

Basic earnings (loss) per share                                               $      0.48          $     (1.09)
                                                                             ==================================
Diluted earnings (loss) per share                                             $      0.48          $     (1.09)
                                                                             ==================================
Dividends per share                                                           $         -          $         -
                                                                             ==================================
Return of capital dividend per share                                          $         -          $     20.00
                                                                             ==================================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001


                                                                                         2002               2001
-------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Cash Flows From Operating Activities

  Net income (loss)                                                                 $    294,000      $   (693,000)
  Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
  Provision for depreciation                                                              32,000            34,000
  Provision for deferred income taxes                                                     (5,000)                -
  Vesting of management recognition plan                                                       -            92,000
  ESOP contribution                                                                      (53,000)          (76,000)
  Amortization of unearned compensation                                                   41,000            32,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Interest receivable                                                               (252,000)           43,000
      Cash value of life insurance                                                         7,000             1,000
      Income tax refund claim receivable                                                 110,000          (487,000)
      Prepaid expenses and other assets                                                  (16,000)            6,000
    Increase in:
      Accounts payable and other liabilities                                             240,000            89,000
      Deferred compensation                                                               60,000            11,000
                                                                            ---------------------------------------
        Net cash provided by (used in) operating activities                              458,000          (948,000)
                                                                            ---------------------------------------
Cash Flows From Investing Activities

  Net decrease in investments                                                            882,000           966,000
  Net decrease in loans receivable                                                     2,093,000         3,175,000
  Principal payment received on note receivable from ESOP                                      -            26,000
                                                                            ---------------------------------------
        Net cash provided by investing activities                                      2,975,000         4,167,000
                                                                            ---------------------------------------
Cash Flows From Financing Activities

  Net increase (decrease) in deposits                                                 (2,748,000)        7,907,000
  Proceeds from Federal Home Loan Bank advances                                        5,000,000                 -
  Payments on note payable                                                           (12,700,000)       (2,000,000)
  Proceeds on note payable                                                                     -        12,000,000
  Increase in advances from borrowers for taxes and insurance                             55,000            71,000
  Increase in income tax payable                                                          42,000                 -
  Cash dividends paid                                                                   (153,000)      (14,354,000)
                                                                            ---------------------------------------
        Net cash provided by (used in) financing activities                          (10,504,000)        3,624,000
                                                                            ---------------------------------------
        Net increase (decrease) in cash and cash equivalents                          (7,071,000)        6,843,000
Cash and cash equivalents:
  Beginning                                                                           21,373,000        10,812,000
                                                                            ---------------------------------------
  Ending                                                                            $ 14,302,000      $ 17,655,000
                                                                            =======================================

                                   (Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

Three Months Ended March 31, 2002 and 2001


                                                                                         2002               2001
-------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $ 999,000       $ 1,777,000
    Income taxes                                                                          56,000            87,000

  Change in accrued dividends                                                          $       -       $  (371,000)

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

Mooresville Savings' results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by non-interest income, such as miscellaneous income from loans, customer deposit account service charges, and other sources of revenue. The Bank's principal operating expenses, aside from interest expense, consist of compensation and associated benefits, occupancy costs, furniture and fixture expense, data processing charges, and other general and administrative expenses.

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

On January 2, 2001, the Board of Directors of the Company declared a special return of capital dividend of $20.00 per share for stockholders of record as of January 19, 2000 and payable on January 24, 2001. The ESOP purchased 40,327 additional shares with proceeds from the 2001 return of capital dividend in 2001.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 2.  Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 2001, which is from audited financial statements at that date) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders of the Company.

Note 3.  Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. For purposes of this computation, the number of shares of common stock purchased by the Bank's ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first quarter of 2002 and 2001, and because the average market price is lower than the exercise price of $31.00, the incremental shares are not considered dilutive and are not included in the calculation of dilutive earnings per share.

The following are reconciliations of the amounts used in the per share calculations for 2002 and 2001:

                                          For the Three Months Ended
                                            March 31, 2002 and 2001
                                 ----------------------------------------------
                                                     Weighted
                                                     Average
                                       Income         Shares         Per Share
                                    (Numerator)   (Denominator)        Amount
                                 ----------------------------------------------

Basic and diluted EPS for 2002      $ 294,000         612,542          $ 0.48
Basic and diluted EPS for 2001       (693,000)        637,373           (1.09)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 4.  Stock Option and Management Recognition Plans

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 2000. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At March 31, 2002, 58,131 options have been granted at an exercise price of $31.00, of which 46,125 options are currently exercisable. No options have been exercised to date, and all options granted are outstanding at March 31, 2002. During the quarter ending March 31, 2001, simultaneous with the payment of the $20 per share special dividend to shareholders, all officers, directors and employees holding options received an option bonus of $20 per option share resulting in a one time recorded compensation expense of $1.2 million.

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

Note 5.  Note Payable and Federal Home Loan Bank Advances

In January 2001, the Company borrowed funds from an outside bank primarily to fund the special return of capital dividend. During the quarter ending March 31, 2002, the Company paid the note balance in full in the amount of $12,700,000.

The Bank has an outstanding advance from the Federal Home Loan Bank in the amount of $5,000,000 which bears interest at 2.33% per annum and is due September 2002.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 2001 and December 31, 2000:

At March 31, 2002 and December 31, 2001 total assets amounted to $140.0 million and $149.9 million, respectively. Loans receivable, net, decreased from $119.1 million at December 31, 2001 to $117.0 million at March 31, 2002, a $2.1 million decrease. Deposits decreased $2.7 million from $113.0 million at December 31, 2001 to $110.3 million at March 31, 2002. Investment securities decreased $900,000 million from $4.6 million at December 31, 2001 to $3.7 million at March 31, 2002 due to maturities of securities during the first quarter of 2002. Stockholders' equity increased by $100,000 million for the three months ended March 31, 2002. This increase is due to net income of $300,000 million offset by the payment of a dividend of $200,000 million paid during the first quarter of 2002. The Company's liquidity position declined during the quarter as cash and cash equivalents decreased $7.0 million to $14.4 million at March 31, 2002 from $21.4 million at December 31, 2001. This decrease is a result of the decrease in loans, investments and payment on the note payable offset by a decrease in savings deposits and additional proceeds from advances from the FHLB.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $2.8 million of loans outstanding which were delinquent more than 90 days at March 31, 2002, compared to $1.6 million at December 31, 2001. This increase is due to slower customer payments and the addition of few large dollar loans into this delinquency category. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $900,000 million at March 31, 2002 and at December 31, 2001. Management believes the allowance to be adequate to absorb any future losses in the portfolio. See loan analysis on pages 11 and 12.

At March 31, 2002, the Company's capital amounted to $21.1 million, which as a percentage of total consolidated assets was 15%, and was in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001:

General. Net income (loss) for the three months ended March 31, 2002 was $294,000 compared to ($693,000) during the same quarter in 2001. Compensation expense decreased during the three months ended March 31, 2002 as $1.2 million was paid in bonuses to officers, directors and employees holding options under the Company's stock option plan and $235,000 was expensed due to dividends paid on unvested MRP shares during the same quarter in 2001.

Interest income. Interest income decreased by $400,000 million from $2.9 million for the three months ended March 31, 2001 to $2.5 million for the three months ended March 31, 2002. The decrease is primarily due to an decrease in the average balance of interest-earning assets during the first quarter of 2002 as compared to 2001. Approximately 96% of the Bank's assets were interest-earning at March 31, 2002, and approximately 84% of such interest-earning assets were held in the form of loans receivable.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest expense. Interest expense decreased by $800,000 million from $1.8 million during the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. The decrease is due in part to lower interest rates paid on interest-bearing liabilities outstanding during the first quarter of 2002 in comparison to the same quarter a year earlier. Decreases in average interest bearing liabilities balances resulted in part to the payment of the note payable in full during the first quarter of 2002.

Net interest income. Net interest income increased by $.5 million from $1.1 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002, primarily due to the decrease in interest expense discussed above.

Provision for loan losses. The Bank did not make any loan loss provisions during the quarters ended March 31, 2002 and 2001. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At March 31, 2002, the Bank's level of general valuation allowances for loan losses amounted to $892,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Non-interest expense. Non-interest expense decreased from $2.3 to $1.1 million for the three months ended March 31, 2001 compared to 2002. Compensation expense decreased by $1.2 million from 2001 to 2002 due primarily to the decrease in MRP expense related to the special dividends paid on unvested MRP shares ($235,000) and option bonuses ($1.1 million) paid to all option holders during 2001. All other categories of non-interest expense fluctuated by insignificant amounts between the two periods.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Loans Receivable Breakdown


                                            March 31,                             December 31,
                                ------------------------------------------------------------------------------------
                                              2002                        2001                      2000
                                ------------------------------------------------------------------------------------
                                                 Percentage                  Percentage                  Percentage
                                     Amount        of Total      Amount       of Total       Amount       of Total
                                ------------------------------------------------------------------------------------
Real estate loans:
  One-to-four family residential    $102,750,000      87.84%   $ 100,697,000     84.57%    $ 109,631,000     84.00%
  Multi-family residential             1,018,000        0.87       1,002,000       0.84          909,000       0.70
  Nonresidential                       2,620,000        2.24       3,563,000       2.99        3,857,000       2.95
  Construction                           720,000        0.61       4,126,000       3.47        6,970,000       5.34
  Equity line                         10,101,000        8.64      10,079,000       8.46       10,088,000       7.73
                                ------------------------------------------------------------------------------------
        Total real estate loans      117,209,000      100.20     119,467,000     100.33      131,455,000     100.72
                                ------------------------------------------------------------------------------------
Consumer Loans:
  Installment loans                    2,500,000        2.14       2,394,000       2.01        2,455,000       1.88
  Other                                  731,000        0.62         864,000       0.73        1,144,000       0.88
                                ------------------------------------------------------------------------------------
        Total consumer loans           3,231,000        2.76       3,258,000       2.74        3,599,000       2.76
                                ------------------------------------------------------------------------------------
        Total gross loans            120,440,000      102.96     122,725,000     103.07      135,054,000     103.48
                                ------------------------------------------------------------------------------------
Less:
  Construction loans in process       (1,771,000)      (1.51)     (1,938,000)     (1.63)      (2,672,000)     (2.05)
  Net deferred loan fees                (804,000)      (0.69)       (825,000)      0.69         (959,000)     (0.74)
  Allowance for loan losses             (892,000)      (0.76)       (896,000)     (0.75)        (905,000)     (0.69)
                                ------------------------------------------------------------------------------------
                                      (3,467,000)      (2.96)     (3,659,000)      3.07       (4,536,000)     (3.48)
                                ------------------------------------------------------------------------------------
                                    $116,973,000     100.00%   $ 119,066,000    100.00%    $ 130,518,000    100.00%
                                ====================================================================================

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Analysis of Loan Losses



                                                Three Months
                                                    Ended                    Years Ended December 31,
                                                  March 31,     ----------------------------------------------------
                                                    2002              2001              2000             1999
                                              ----------------------------------------------------------------------
Balance at beginning of year                          $ 896,000         $ 905,000        $ 898,000        $ 895,000
                                              ----------------------------------------------------------------------
  Loans charged off:
    Real Estate                                              -                 -                -                -
    Consumer                                             (4,000)           (9,000)              -                -
                                              ----------------------------------------------------------------------
        Total loans charged off                          (4,000)           (9,000)              -                -
                                              ----------------------------------------------------------------------
    Recoveries:
      Real Estate                                            -                               7,000            3,000
      Consumer                                               -                 -                -                -
                                              ----------------------------------------------------------------------
        Total recoveries                                     -                 -             7,000            3,000
                                              ----------------------------------------------------------------------
    Provision for loan losses                                -                 -                -                -
                                              ----------------------------------------------------------------------
Balance at end of year                                $ 892,000         $ 896,000        $ 905,000        $ 898,000
                                              ======================================================================
Ratio of net charge-offs to
  average loans outstanding                                0.00%             0.01%            0.00%            0.00%
                                              ======================================================================


                                                                                  At December 31,
                                                  March 31,     ----------------------------------------------------
                                                    2002              2001              2000             1999
                                              ----------------------------------------------------------------------
Nonaccrual loans                                   $  2,770,000      $    985,000     $  1,436,000     $  1,237,000
Accruing loans past due 90 days or more                  53,000           636,000          657,000          145,000
Troubled debt restructuring

Foreclosed real estate                                        -                 -                -           65,000
                                              ----------------------------------------------------------------------
Total nonperforming assets                         $  2,823,000      $  1,621,000     $  2,093,000     $  1,447,000
                                              ======================================================================

Nonperforming loans to total gross loans                   2.34%             1.32%            1.55%            1.06%
                                              ======================================================================

Nonperforming assets to total assets                       2.02%             1.08%            1.38%            1.01%
                                              ======================================================================

Total assets                                       $139,920,000      $149,849,000     $151,732,000     $143,867,000

Total gross loans                                  $120,440,000      $122,725,000     $135,054,000     $130,523,000


CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net Interest Income

The following table provides information concerning the Bank's yields on interest earning assets and cost of funds on interest-bearing liabilities for the three months ended March 31, 2002 and the year ended December 31, 2001.


                                    At March 31, |     For the Three Months Ended  |        For the Year Ended
                                        2002     |           March 31, 2002        |         December 31, 2001
                                    --------------------------------------------------------------------------------
                                       Average   |                        Average  |                       Average
                                       Yield/    |  Average               Yield/   |  Average               Yield/
                                        Rate     |  Balance    Interest    Rate*   |  Balance    Interest    Rate
                                    --------------------------------------------------------------------------------
Interest-earning assets:                         |                                 |
  Interest-bearing deposits             1.80%    |   $  13,706   $    50     1.46% |  $  18,591    $   636    3.42%
  Investments                           5.22%    |       3,819        49     5.13% |      4,141        229    5.53%
  Loans receivable, net                 7.28%    |     119,111     2,416     8.11% |    126,570     10,024    7.92%
                                                 |-----------------------          |-----------------------
  Total interest-earning assets         6.67%    |     136,636     2,515     7.36% |    149,302     10,889    7.29%
Other assets                                     |       4,185                     |      5,433
                                                 |-------------                    |------------
  Total assets                                   |   $ 140,821                     |  $ 154,735
                                                 |=============                    |============
                                                 |                                 |
Interest-bearing liabilities:                    |                                 |
  NOW and Money market                  1.74%    |   $  27,433   $   116     1.69% |  $  24,438    $   650    2.66%
  Passbook accounts                     1.55%    |       9,594        41     1.71% |      9,595        219    2.28%
  Certificates of deposit               4.23%    |      73,606       830     4.51% |     78,226      4,657    5.95%
  Note payable and FHLB advances        2.33%    |       5,257        20     1.52% |     16,942        971    5.73%
                                                 |-----------------------          |-----------------------
  Total interest-bearing liabilities    3.33%    |     115,890     1,007     3.48% |    129,201      6,497    5.03%
Other liabilities                                |       3,931                     |      4,833
Stockholders' equity                             |      20,901                     |     20,701
                                                 |-------------                    |------------
  Total liabilities and stockholder's            |                                 |
    equity                                       |   $ 140,722                     |  $ 154,735
                                                 |=============                    |============
                                                 |                                 |
Net interest income and interest                 |                                 |
  rate spread                           3.34%    |               $ 1,508     3.89% |               $ 4,392    2.26%
                                                 |             ==========          |            ===========
Net yield on interest-earning                    |                                 |
  assets                                         |                           4.41% |                          2.94%
Ratio of average interest-earning                |                                 |
  assets to average interest-bearing             |                                 |
  liabilities                                    |                         117.90% |                        115.56%

*Annualized

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

Mooresville Savings must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 2002 was considerably in excess of such requirements. The Bank's liquidity has increased from December 31, 2001 in order to fund the Bank's expected loan growth. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its portfolio risk during the three month period ended March 31, 2002.

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

           (b) No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Coddle Creek Financial Corp.

    Dated      May 13, 2002                     By:   /s/ George W. Brawley, Jr.
          ---------------------------------           --------------------------
                                                George W. Brawley
                                                President and CEO

    Dated      May 13, 2002                     By:  /s/ Billy R. Williams
          ---------------------------------          ---------------------------
                                                Billy R. Williams
                                                Secretary/Controller