Form 10-Q
period 2002-06-30
CODDLE CREEK FINANCIAL CORP
filed 2002-08-14
CIK 1045944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to__________

                        Commission File Number 000-23465

                          CODDLE CREEK FINANCIAL CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                   56-2045998
 ------------------------------             ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                    347 North Main Street/Post Office Box 117
                        Mooresville, North Carolina 28115
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (704) 664-4888
                            ------------------------
                           (Issuer's telephone number)

                                       N/A
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check [X] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 13, 2002 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                   CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements
   Condensed Consolidated Statements of Financial Condition as of
    June 30, 2002 (Unaudited) and December 31, 2001                                      1 - 2

   Condensed Consolidated Statements of Operations and Comprehensive Income for
    the Three Months Ended June 30, 2002 and 2001 (Unaudited)                                3

   Condensed Consolidated Statements of Operations and Comprehensive Income for
    the Six Months Ended June 30, 2002 and 2001 (Unaudited)                                  4

   Condensed Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2002 and 2001 (Unaudited)                                             5 - 6

   Notes to Condensed Consolidated Financial Statements (Unaudited)                     7 - 10

   Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   11 - 18
   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                    18

PART II.   OTHER INFORMATION

   Item 1.    Legal Proceedings                                                             19
   Item 2.    Changes in Securities and Use of Proceeds                                     19
   Item 3.    Defaults Upon Senior Securities                                               19
   Item 4.    Submission of Matters to a Vote of Security Holders                           19
   Item 5.    Other Information                                                             20
   Item 6.    Exhibits and Reports on Form 8-K                                         20 - 23

   Signatures                                                                          24 - 25

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2002 and December 31, 2001

                                                                                   June 30,          December 31,
ASSETS                                                                               2002                2001
-----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)           (Note)
Cash
 Interest-bearing deposits                                                       $  10,626,000      $  20,869,000
 Noninterest-bearing deposits and cash on hand                                         579,000            504,000
Certificates of deposit                                                                100,000            100,000
Securities available for sale                                                        1,353,000          2,088,000
Securities held to maturity                                                          1,030,000          1,180,000
Federal Home Loan Bank stock                                                         1,241,000          1,241,000
Loans receivable                                                                   119,694,000        119,962,000
Allowance for loan losses                                                             (890,000)          (896,000)
                                                                                 --------------------------------
                                                                                   118,804,000        119,066,000
Office properties and equipment, net                                                   920,000            964,000
Accrued interest receivable:
 Investment securities                                                                 165,000             59,000
 Loans receivable                                                                      858,000            690,000
Cash value of life insurance                                                         1,520,000          1,538,000
Deferred income taxes                                                                1,366,000          1,362,000
Income tax refund receivable                                                                 -            110,000
Prepaid expenses and other assets                                                      107,000             78,000
                                                                                 --------------------------------

         Total assets                                                            $ 138,669,000      $ 149,849,000
                                                                                 ================================

NOTE: The Condensed Consolidated Statement of Financial Condition as of
      December 31, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2002 and December 31, 2001

                                                                                    June 30,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                  2002                2001
------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)           (Note)
Liabilities:
 Deposits (including noninterest-bearing deposits of
  $1,233,000 and $2,122,000 at June 30, 2002 and
  December 31, 2001, respectively)                                               $ 108,967,000       $ 112,899,000
 Note payable                                                                                -          12,700,000
 Federal Home Loan Bank advances                                                     5,000,000                   -
 Advances from borrowers for taxes and insurance                                       217,000              94,000
 Accounts payable and other liabilities                                                491,000             592,000
 Income tax payable                                                                    136,000                   -
 Deferred compensation                                                               2,686,000           2,566,000
                                                                                 ---------------------------------
          Total liabilities                                                        117,497,000         128,851,000
                                                                                 ---------------------------------
Commitments
Stockholders' Equity
 Preferred stock, authorized 5,000,000 shares; none issued                                                       -
 Common stock, no par value, authorized 20,000,000 shares;
  issued 699,156 shares                                                                                          -
 Additional paid-in capital                                                          9,711,000           9,816,000
 Accumulated other comprehensive income                                                 18,000              23,000
 Unearned ESOP shares                                                               (3,107,000)         (3,107,000)
 Management recognition plan                                                            (1,000)             (2,000)
 Unearned compensation                                                              (1,698,000)         (1,780,000)
 Retained earnings, substantially restricted                                        16,249,000          16,048,000
                                                                                 ---------------------------------
          Total stockholders' equity                                                21,172,000          20,998,000
                                                                                 ---------------------------------
          Total liabilities and stockholders' equity                             $ 138,669,000       $ 149,849,000
                                                                                 =================================

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
 COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2002 and 2001

                                                                                       2002               2001
------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Interest income:
 Loans                                                                              $ 2,187,000        $ 2,560,000
 Investment securities                                                                   41,000             58,000
 Other                                                                                   46,000            186,000
                                                                                    ------------------------------
                                                                                      2,274,000          2,804,000
Interest expense:
 Deposits                                                                               935,000          1,445,000
 Federal Home Loan Bank advances and note payable                                        30,000            284,000
                                                                                    ------------------------------
                                                                                        965,000          1,729,000
                                                                                    ------------------------------
         Net interest income                                                          1,309,000          1,075,000
Provision for loan losses                                                                     -                  -
                                                                                    ------------------------------
         Net interest income after provision for loan losses                          1,309,000          1,075,000
                                                                                    ------------------------------
Noninterest income                                                                       87,000             60,000
                                                                                    ------------------------------
Noninterest expenses:
 Compensation and employee benefits                                                     692,000            658,000
 Net occupancy                                                                           77,000             66,000
 Deposit insurance premiums                                                              10,000              5,000
 Data processing                                                                         52,000             54,000
 Other                                                                                  194,000            209,000
                                                                                    ------------------------------
                                                                                      1,025,000            992,000
                                                                                    ------------------------------
         Income before income taxes                                                     371,000            143,000
Income taxes                                                                            156,000             35,000
                                                                                    ------------------------------
         Net income                                                                     215,000            108,000
Other comprehensive income, unrealized holding gains arising
 during the period, net of tax                                                            3,000              5,000
                                                                                    ------------------------------
         Comprehensive income                                                       $   218,000        $   113,000
                                                                                    ==============================

Basic earnings per share                                                            $      0.35        $      0.17
                                                                                    ==============================
Diluted earnings per share                                                          $      0.35        $      0.17
                                                                                    ==============================
Dividends per share                                                                 $      0.25        $         -
                                                                                    ==============================
Return of capital dividend per share                                                $         -        $         -
                                                                                    ==============================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
 COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2002 and 2001

                                                                                       2002               2001
------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Interest income:
 Loans                                                                              $ 4,603,000        $ 5,216,000
 Investment securities                                                                   90,000            115,000
 Other                                                                                   96,000            365,000
                                                                                    ------------------------------
                                                                                      4,789,000          5,696,000
Interest expense:
 Deposits                                                                             1,922,000          2,888,000
 Federal Home Loan Bank advances and note payable                                        50,000            625,000
                                                                                    ------------------------------
                                                                                      1,972,000          3,513,000
                                                                                    ------------------------------
         Net interest income                                                          2,817,000          2,183,000
Provision for loan losses                                                                     -                  -
                                                                                    ------------------------------
         Net interest income after provision for loan losses                          2,817,000          2,183,000
                                                                                    ------------------------------
Noninterest income                                                                      146,000            120,000
                                                                                    ------------------------------
Noninterest expenses:
 Compensation and employee benefits                                                   1,434,000          2,565,000
 Net occupancy                                                                          156,000            147,000
 Deposit insurance premiums                                                              15,000             15,000
 Data processing                                                                        132,000            106,000
 Other                                                                                  395,000            420,000
                                                                                    ------------------------------
                                                                                      2,132,000          3,253,000
                                                                                    ------------------------------
         Income (loss) before income taxes (benefit)                                    831,000           (950,000)
Income taxes (benefit)                                                                  322,000           (365,000)
                                                                                    ------------------------------
         Net income (loss)                                                              509,000           (585,000)
Other comprehensive income (loss), unrealized holding gain
 (loss) arising during the period, net of tax                                            (5,000)            26,000
                                                                                    ------------------------------
         Comprehensive income (loss)                                                $   504,000        $  (559,000)
                                                                                    ==============================

Basic earnings (loss) per share                                                     $      0.83        $     (0.92)
                                                                                    ==============================
Diluted earnings (loss) per share                                                   $      0.83        $     (0.92)
                                                                                    ==============================
Dividends per share                                                                 $      0.50        $         -
                                                                                    ==============================
Return of capital dividend per share                                                $         -        $     20.00
                                                                                    ==============================

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001

                                                                                        2002              2001
------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Cash Flows From Operating Activities
 Net income (loss)                                                                  $    509,000      $   (585,000)
 Adjustments to reconcile net income (loss) to cash
 provided by (used in) operating activities:
 Provision for depreciation                                                               65,000            62,000
 Provision for deferred income taxes                                                      (4,000)                -
 Vesting of management recognition plan                                                    1,000           184,000
 ESOP contribution                                                                      (105,000)         (136,000)
 Amortization of unearned compensation                                                    82,000            73,000
 Changes in assets and liabilities:
  (Increase) decrease in:
    Interest receivable                                                                 (274,000)          (37,000)
    Cash value of life insurance                                                          18,000            20,000
    Income tax refund receivable                                                         110,000          (339,000)
    Prepaid expenses and other assets                                                    (28,000)            1,000
  Increase (decrease) in:
    Accounts payable and other liabilities                                              (101,000)          398,000
    Deferred compensation                                                                120,000            22,000
                                                                                    ------------------------------
         Net cash provided by (used in) operating activities                             393,000          (337,000)
                                                                                    ------------------------------
Cash Flows From Investing Activities
 Net decrease in investments                                                             879,000           968,000
 Net decrease in loans receivable                                                        262,000         5,709,000
 Principal payment received on note receivable from ESOP                                       -            26,000
 Purchases of office properties and equipment                                            (21,000)                -
                                                                                    ------------------------------
         Net cash provided by investing activities                                     1,120,000         6,703,000
                                                                                    ------------------------------
Cash Flows From Financing Activities
 Net increase (decrease) in deposits                                                  (3,932,000)        7,280,000
 Proceeds from Federal Home Loan Bank advances                                         5,000,000                 -
 Payments on note payable                                                            (12,700,000)       (2,750,000)
 Proceeds on note payable                                                                      -        12,000,000
 Increase in advances from borrowers for taxes and insurance                             123,000           130,000
 Increase in income tax payable                                                          136,000                 -
 Cash dividends paid                                                                    (308,000)      (14,354,000)
                                                                                    ------------------------------
         Net cash provided by (used in) financing activities                         (11,681,000)        2,306,000
                                                                                    ------------------------------
         Net increase (decrease) in cash and cash equivalents                        (10,168,000)        8,672,000
Cash and cash equivalents:
 Beginning                                                                            21,373,000        10,812,000
                                                                                    ------------------------------
 Ending                                                                             $ 11,205,000      $ 19,484,000
                                                                                    ==============================

                                   (Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

Six Months Ended June 30, 2002 and 2001

                                                                                        2002             2001
------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Supplemental Disclosures of Cash Flow Information
 Cash payments for:
  Interest                                                                          $  1,961,000      $  3,529,000
  Income taxes                                                                            76,000            23,000

 Change in accrued dividends                                                        $          -      $   (371,000)

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

Concurrent with the Conversion, and pursuant to North Carolina regulations, the Bank established a liquidation account in an amount equal to its net worth at the time of Conversion. The liquidation account is maintained for the benefit of eligible deposit account holders who continued to maintain their deposit accounts in the Bank after Conversion. Only in the event of a complete liquidation of the Company will each deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. For a period of five years after its Conversion, the Bank must obtain written approval from the North Carolina Commissioner of Banks before declaring or paying a cash dividend on its common stock in an amount in excess of one-half of the greater of (i) the Bank's net income for the most recent fiscal year end, or (ii) the average of the Bank's net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statements of financial condition at December 31, 2001, which is from audited financial statements at that date) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders of the Company.

NOTE 3.  EARNINGS PER SHARE

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. For purposes of this computation, the number of shares of common stock purchased by the Bank's ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first and second quarter of 2002 and 2001. The average market price during the second quarter of 2002 was higher than the exercise price of $31.00; therefore, 667 incremental shares were included in computing dilutive earnings per share. The average market price was lower than the exercise price of $31.00, during the second quarter of 2001; therefore, the incremental shares are not considered dilutive and are not included in the calculation of dilutive earnings per share.

The following are reconciliations of the amounts used in the per share calculations for 2002 and 2001:

                                                 For the Six Months Ended
                                                  June 30, 2002 and 2001
                                     -----------------------------------------------
                                                         Weighted
                                                          Average
                                       Income              Shares          Per Share
                                     (Numerator)       (Denominator)         Amount
                                     -----------------------------------------------
Basic EPS for 2002                   $  509,000             614,065        $    0.83
Diluted EPS for 2002                    509,000             614,400             0.83
Basic and diluted EPS for 2001         (585,000)            639,154            (0.92)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3.  EARNINGS PER SHARE (CONTINUED)

                                                For the Three Months Ended
                                                  June 30, 2002 and 2001
                                     -----------------------------------------------
                                                         Weighted
                                                          Average
                                        Income             Shares          Per Share
                                     (Numerator)       (Denominator)         Amount
                                     -----------------------------------------------
Basic EPS for 2002                   $  215,000             615,365        $    0.35
Diluted EPS for 2002                    215,000             616,033             0.35
Basic and diluted EPS for 2001          108,000             639,154             0.17

NOTE 4.  STOCK OPTION AND MANAGEMENT RECOGNITION PLANS

The Company's stockholders approved the Company's Stock Option Plan and the Bank's Management Recognition Plan (the "MRP") on January 26, 2000. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At June 30, 2002, 58,131 options have been granted at an exercise price of $31.00, of which 46,125 options are currently exercisable. No options have been exercised to date, and all options granted are outstanding at June 30, 2002. During the quarter ending March 31, 2001, simultaneous with the payment of the $20 per share special dividend to shareholders, all officers, directors and employees holding options received an option bonus of $20 per option share held by such officers, directors or and employees resulting in a one time recorded compensation expense of $1.2 million.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 5.  NOTE PAYABLE AND FEDERAL HOME LOAN BANK ADVANCES

In January 2001, the Company borrowed funds from an outside bank primarily to fund the special return of capital dividend. During the first quarter of 2002, the Company paid the note balance in full in the amount of $12,700,000.

The Bank has an outstanding advance from the Federal Home Loan Bank in the amount of $5,000,000 which bears interest at 2.33% per annum and is due September 2002.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001:

At June 30, 2002 and December 31, 2001 total assets amounted to $138.7 million and $149.9 million, respectively. Loans receivable, net, decreased from $119.1 million at December 31, 2001 to $118.8 million at June 30, 2002, a $.3 million decrease. Deposits decreased $3.9 million from $112.9 million at December 31, 2001 to $109.0 million at June 30, 2002. Investment securities decreased $.9 million from $4.6 million at December 31, 2001 to $3.7 million at June 30, 2002 due to maturities of securities during the first quarter of 2002. Stockholders' equity increased by $174,000 for the six months ended June 30, 2002. This increase is primarily due to net income of $509,000 offset by the payment of a dividend of $308,000 paid during the first six months of 2002. The Company's liquidity position declined during the six months as cash and cash equivalents decreased $10.2 million to $11.2 million at June 30, 2002 from $21.4 million at December 31, 2001. This decrease is primarily a result of the payment on the note payable and a decrease in savings deposits offset by additional proceeds from advances from the FHLB and maturities of investment securities.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $2.9 million of loans outstanding which were delinquent more than 90 days at June 30, 2002, compared to $1.6 million at December 31, 2001. This increase is due to slower customer payments and the addition of a few large dollar loans into this delinquency category. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $.9 million at June 30, 2002 and at December 31, 2001. Management believes the allowance to be adequate to absorb any future losses in the portfolio. See loan analysis on pages 14 and 15.

At June 30, 2002, the Company's capital amounted to $21.2 million, which as a percentage of total consolidated assets was 15%, and was in excess of the regulatory capital requirements at such date.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001:

General. Net income (loss) for the three and six months ended June 30, 2002 was $215,000 and $509,000, respectively, compared to $108,000 and $(585,000) during the same quarter in 2001.

The increase in earnings was primarily attributable to a decline in cost of funds for the three and six month period ended June 30, 2002 and to a decrease in compensation expense. Compensation expense decreased during the six months ended June 30, 2002 due to the fact that $1.2 million was paid in bonuses to officers, directors and employees holding options under the Company's stock option plan, and $235,000 was expensed due to dividends paid on unvested MRP shares, during the same periods in 2001.

Interest income. Interest income decreased by $.5 million to $2.3 million for the three months ended June 30, 2002 from $2.8 million for the three months ended June 30, 2001 and decreased $.9 million to $4.8 million for the six months ended June 30, 2002 from the $5.7 million for the six months ended June 30, 2001. The decrease is primarily due to a decrease in the average balance of interest-earning assets during the first six months of 2002 as compared to 2001. Approximately 96% of the Bank's assets were interest-earning at June 30, 2002, and approximately 89% of such interest-earning assets were held in the form of loans receivable. See rate-volume table on page 13.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest expense. Interest expense decreased by $.8 million from $1.7 million during the three months ended June 30, 2001 to $.9 million for the three months ended June 30, 2002. Interest expense decreased by $1.5 million from $3.5 million for the six months ended June 30, 2001 to $2.0 million for the six months ended June 30, 2002. The decrease is due in part to lower interest rates paid on interest-bearing liabilities outstanding during the first six months of 2002 in comparison to the same six month period a year earlier. In addition, there was a decrease in the balance of average interest bearing liabilities which resulted, in part, to the payment of the note payable in full during the first quarter of 2002. See rate-volume table on page 13.

Net interest income. Net interest income increased by $.2 from $1.1 million for the three months ended June 30, 2001 to $1.3 for the three months ended June 30, 2002. Net interest income increased by $ .6 million from $2.2 million for the six months ended June 30, 2001 to $2.8 million for the six months ended June 30, 2002. The increase is primarily due to the decrease in interest expense discussed above.

Provision for loan losses. The Bank did not make any loan loss provisions during the six months ended June 30, 2002 and 2001. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At June 30, 2002, the Bank's level of general valuation allowances for loan losses amounted to $890,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Non-interest expense. Non-interest expense remained stable at $1.0 million for the three months ended June 30, 2002 and 2001. Non interest expense decreased by $1.2 million from $3.3 million for the six months ended June 30, 2001 to $2.1 million for the six months ended June 30, 2002. Specifically, compensation expense decreased by $1.2 million from 2001 to 2002 due primarily to the decrease in MRP expense related to the special dividends paid on unvested MRP shares ($235,000) and option bonuses ($1.1 million) paid to all option holders during 2001. All other categories of non-interest expense fluctuated by insignificant amounts between the two periods.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RATE/VOLUME ANALYSIS

                                            Six months ended June 30,
                                                  2002 vs 2001
                                           Increase (Decrease) Due to
                                      -------------------------------------

                                        Volume         Rate          Net
                                      -------------------------------------
                                                  (In Thousands)
Interest Income:
   Interest-bearing deposits          $      (76)   $     (193)   $    (269)
   Investments                               (35)           10          (25)
   Loans receivable                         (314)         (299)        (613)
                                      -------------------------------------
         Total interest income              (425)         (482)        (907)
                                      -------------------------------------

Interest Expense:
   Deposits                                   49        (1,015)        (966)
   Note payable and FHLB advances           (390)         (185)        (575)
                                      -------------------------------------
         Total interest expense             (341)       (1,200)      (1,541)
                                      -------------------------------------
Net Interest Income                   $      (84)   $      718    $     634
                                      =====================================

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LOANS RECEIVABLE BREAKDOWN

                                                 June 30, 2002             December 31, 2001
                                      -----------------------------------------------------------
                                                         Percentage                    Percentage
                                          Amount          of Total        Amount        of Total
                                      -----------------------------------------------------------
Real estate loans:
   One-to-four family residential     $   103,417,000         87.05%  $ 100,697,000         84.57%
   Multi-family residential                 1,014,000          0.85       1,002,000          0.84
   Nonresidential                           3,015,000          2.54       3,563,000          2.99
   Construction                             1,062,000          0.89       4,126,000          3.47
   Equity line                             10,589,000          8.90      10,079,000          8.46
                                      -----------------------------------------------------------
         Total real estate loans          119,097,000        100.24     119,467,000        100.33
                                      -----------------------------------------------------------
Consumer Loans:
   Installment loans                        2,621,000          2.21       2,394,000          2.01
   Other                                      696,000          0.59         864,000          0.73
                                      -----------------------------------------------------------
         Total consumer loans               3,317,000          2.80       3,258,000          2.74
                                      -----------------------------------------------------------
         Total gross loans                122,414,000        103.04     122,725,000        103.07
                                      -----------------------------------------------------------
Less:
   Construction loans in process           (1,900,000)        (1.60)     (1,938,000)        (1.63)
   Net deferred loan fees                    (820,000)        (0.69)       (825,000)         0.69
   Allowance for loan losses                 (890,000)        (0.75)       (896,000)        (0.75)
                                      -----------------------------------------------------------
                                           (3,610,000)        (3.04)     (3,659,000)         3.07
                                      -----------------------------------------------------------
                                      $   118,804,000        100.00%  $ 119,066,000        100.00%
                                      ===========================================================

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ANALYSIS OF LOAN LOSSES

                                                            Six Months
                                                               Ended               Year Ended
                                                              June 30,            December 31,
                                                               2002                  2002
                                                         ---------------------------------------
Balance at beginning of year                             $         896,000      $        905,000
                                                         ---------------------------------------
  Loans charged off:
   Real Estate                                                           -                     -
   Consumer                                                         (6,000)               (9,000)
                                                         ---------------------------------------
         Total loans charged off                                    (6,000)               (9,000)
                                                         ---------------------------------------
  Recoveries:
   Real Estate                                                           -
   Consumer                                                              -                     -
                                                         ---------------------------------------
         Total recoveries                                                -                     -
                                                         ---------------------------------------
  Provision for loan losses                                              -                     -
                                                         ---------------------------------------
Balance at end of year                                   $         890,000      $        896,000
                                                         =======================================
Ratio of net charge-offs to average loans outstanding                 0.01%                 0.01%
                                                         =======================================

                                                                                      At
                                                              June 30,            December 31,
                                                                2002                  2001
                                                         ---------------------------------------
Nonaccrual loans                                         $       2,890,000      $        985,000
Accruing loans past due 90 days or more                             38,000               636,000
Troubled debt restructuring
Foreclosed real estate                                                   -                     -
                                                         ---------------------------------------
Total nonperforming assets                               $       2,928,000      $      1,621,000
                                                         =======================================

Nonperforming loans to total gross loans                              2.40%                 1.32%
                                                         =======================================

Nonperforming assets to total assets                                  2.11%                 1.08%
                                                         =======================================

         Total assets                                    $     138,669,000      $    149,849,000

         Total gross loans                               $     122,414,000      $    122,725,000

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NET INTEREST INCOME

The following table provides information concerning the Bank's yields on interest earning assets and cost of funds on interest-bearing liabilities for the six months ended June 30, 2002 and the year ended December 31, 2001.

                                         At June 30,        For the Six Months Ended              For the Year Ended
                                            2002                  June 30, 2002                    December 31, 2001
                                        ----------------------------------------------------------------------------------
                                           Average                                Average                          Average
                                            Yield/       Average                   Yield/     Average               Yield/
                                            Rate         Balance       Interest    Rate*      Balance    Interest    Rate
                                        ----------------------------------------------------------------------------------
Interest-earning assets:
   Interest-bearing deposits                1.85%     $      12,273  $       96      1.56%   $  18,591   $    636     3.42%
   Investments                              5.03%             3,505          90      5.14%       4,141        229     5.53%
   Loans receivable, net                    7.21%           119,643       4,603      7.69%     126,570     10,024     7.92%
                                                      -------------------------              --------------------
   Total interest-earning assets            6.67%           135,421       4,789      7.07%     149,302     10,889     7.29%
Other assets                                                  4,111                              5,433
                                                      -------------                          ---------
   Total assets                                       $     139,532                          $ 154,735
                                                      =============                          =========

Interest-bearing liabilities:
   NOW and Money market                     1.52%     $      27,352  $      220      1.61%   $  24,438   $    650     2.66%
   Passbook accounts                        1.74%             9,963          88      1.77%       9,595        219     2.28%
   Certificates of deposit                  3.82%            72,512       1,614      4.45%      78,226      4,657     5.95%
   Note payable and FHLB advances           2.33%             5,129          50      1.95%      16,942        971     5.73%
                                                      -------------------------              --------------------
   Total interest-bearing liabilities       3.03%           114,956       1,972      3.43%     129,201      6,497     5.03%
Other liabilities                                             3,619                              4,833
Stockholders' equity                                         20,957                             20,701
                                                      -------------                          ---------
   Total liabilities and stockholder's
    equity                                            $     139,532                          $ 154,735
                                                      =============                          =========

Net interest income and interest
   rate spread                              3.64%                    $    2,817      3.64%               $  4,392     2.26%
                                                                     ==========                          ========
Net yield on interest-earning
   assets                                                                            4.16%                            2.94%
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                                                       117.80%                          115.56%


*Annualized

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-bearing deposits.

Mooresville Savings must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at June 30, 2002 was considerably in excess of such requirements. The Bank's liquidity has increased from December 31, 2001 in order to fund the Bank's expected loan growth. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements of the Company's 2001 Annual Report. The following is a summary of the allowance for loan losses, one of the most complex and judgmental accounting policies of the Company.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of any underlying collateral, and current economic conditions. The loan portfolio is further analyzed by each loan type and delinquency status to determine the risk category for each loan that is used in calculating the allowance for loan losses. Loans delinquent greater than 90 days are evaluated individually for loss exposure, while other loans are evaluated aggregately by type. While management uses the best information to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

IMPACT OF THE INFLATION AND CHANGING PRICES:

The financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Bank are primarily monetary in nature, and changes in market interest rates have a greater impact on the Bank's performance than do the effects of inflation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not experienced any material changes in its portfolio risk, other than rates previously disclosed, during the three month period ended June 30, 2002.

Part II.  OTHER INFORMATION

        Item 1.   Legal Proceedings

          The Company is not engaged in any material legal proceedings at the present time. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it and other matters of a like kind.

        Item 2.   Changes in Securities and Use of Proceeds

          Not applicable

        Item 3.   Defaults Upon Senior Securities

          Not applicable

        Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held an Annual Meeting of Stockholders on April 25, 2002. The purpose of the meeting was to vote on the following proposals:

              1.  Election of six directors:

              2. Ratification of appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 2002.

          At the Annual Meeting the following resolutions were made and resolved the number of votes specified below:

              1.

                                                     For                Withheld          Broker Non-Votes
                       Nominees for        ----------------------------------------------------------------
                       One-Year Term         Number     Percent     Number     Percent    Number    Percent
                  -----------------------------------------------------------------------------------------
                  Donald R. Belk              570,625    97.41%     15,560      2.66%       -         -
                  Dale W. Brawley             564,636    96.38%     21,189      3.62%       -         -
                  George W. Brawley, Jr.      564,636    96.38%     21,189      3.62%       -         -
                  Jack G. Lawler              569,265    97.17%     16,560      2.83%       -         -
                  Don E. Mills, Jr.           569,489    97.21%     16,336      2.79%       -         -
                  Claude U. Voils, Jr.        570,265    97.34%     15,560      2.66%       -         -

          The above constitute all of the members of the Company's Board of Directors. No other members are continuing who were not elected at the annual meeting.

              2. RESOLVED, that the appointment of McGladrey & Pullen, LLP, as independent auditor for the year ending December 31, 2002, be and is hereby ratified and approved.

                       For          Against        Abstain     Broker Non-Votes
                  --------------------------------------------------------------
                      584,695             -           1,130                -
                        99.81%         0.00%           0.19%               -

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

                  Exhibit(3)(ii)    Bylaws, incorporated herein by reference to
                                    Exhibit (3)(ii) to the Registration
                                    Statement on Form S-1, Registration No.
                                    333-35497, dated September 12, 1997, and
                                    amended on November 5 and 10, 1997.

                  Exhibit(4)        Specimen Stock Certificate, incorporated
                                    herein by reference to Exhibit (4) to the Registration Statement on Form S-1,
                                    Registration No. 333-35497, dated September
                                    12, 1997, and amended on November 5 and 10,
                                    1997.

                  Exhibit(10)(a)    Employment Agreement between Mooresville
                                    Savings Bank, Inc., S.S.B. and George W.
                                    Brawley, Jr. dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (a) to the Company's Form 10-K for the year ended
                                    December 31, 1998.

                  Exhibit(10)(b)    Employment Agreement between Mooresville
                                    Savings Bank, Inc., S.S.B. and Dale W.
                                    Brawley dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (b) to the Company's
                                    Form 10-K for the year ended December 31, 1998.

                  Exhibit(10)(c)    Employment Agreement between Mooresville
                                    Savings Bank, Inc., S.S.B. and Billy R.
                                    Williams dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (c) to the Company's
                                    Form 10-K for the year ended December 31, 1998.

                  Exhibit(10)(d)    Employee Stock Ownership Plan and Trust of
                                    Mooresville Savings Bank, Inc., S.S.B.,
                                    incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1997.

                  Exhibit(10)(e)    Mooresville Savings Bank, Inc., S.S.B.
                                    Severance Plan, incorporated herein by
                                    reference to Exhibit 10(f) to the
                                    Registration Statement on Form S-1,
                                    Registration No. 333-35497, dated September
                                    12, 1997, and as amended on November 5 and 10, 1997.

                  Exhibit(10)(f)    Capital Maintenance Agreement between Coddle
                                    Creek Financial Corp. and Mooresville
                                    Savings Bank, Inc., S.S.B., incorporated by reference to Exhibit 10(f) to the Company's
                                    Form 10-K for the year ended December 31, 1997.

                  Exhibit(10)(g)    Management Recognition Plan of Mooresville
                                    Savings Bank, Inc., S.S.B., incorporated herein by reference to Exhibit 10(g) to the Company's Form 10-K for the year ended
                                    December 31, 1998.

                  Exhibit(10)(h)    Stock Option Plan of Coddle Creek Financial
                                    Corp., incorporated herein by reference to
                                    Exhibit 10(h) to the Company's Form 10-K for the year ended December 31, 1998.

                  Exhibit(10)(i)    (i) Amended and Restated Retirement Payment
                                    Agreements between Mooresville Savings Bank,
                                    Inc., S.S.B. and each of Donald R. Belk,
                                    George W. Brawley and Claude U. Voils, Jr.
                                    dated September 3, 1979, as amended and
                                    restated September 8, 1997 and as amended on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(i) to the Company's Form 10-K for the year ended
                                    December 31, 1998.

                                    (ii) Retirement Payment Agreement between
                                    Mooresville Savings Bank, Inc., S.S.B. and
                                    Calvin E. Tyner dated September 3, 1979, as amended on September 8, 1997, incorporated herein by reference to Exhibit 10(i)(ii) to the Company's Form 10-K for the year ended December 31, 1998.

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

                  Exhibit(10)(j)    Mooresville Savings Bank, Inc., S.S.B.
                                    Non-Qualified Excess Savings Plan,
                                    incorporated herein by reference to Exhibit
                                    10(i) to the Registration Statement on Form
                                    S-1, Registration No. 333-35497, dated
                                    September 12, 1997, as amended on November 5 and 10, 1997.

          (b) No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CODDLE CREEK FINANCIAL CORP.

     Dated   August 13, 2002              By:  /s/ George W. Brawley, Jr.
          ---------------------               ------------------------------
                                          George W. Brawley
                                          President and CEO

     Dated   August 13, 2002              By:  /s/ Billy R. Williams
          ---------------------               ------------------------------
                                          Billy R. Williams
                                          Secretary/Controller