Form 10-Q
period 2002-09-30
CODDLE CREEK FINANCIAL CORP
filed 2002-11-13
CIK 1045944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 25049

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-23465

Coddle Creek Financial Corp.

(Exact name of registrant as specified in its charter)

North Carolina	56-2045998

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

347 North Main Street/Post Office Box 117 Mooresville, North Carolina	28115

(Address of principal executive offices)	(Zip code)

(704) 664-4888

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check ☒ whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of November 12, 2002 there were issued and outstanding 699,156 shares of the Registrant’s common stock, no par value.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001

	(Unaudited)	(Note)
ASSETS
Cash
Interest-bearing deposits	$18,444,000	$20,869,000
Noninterest-bearing deposits and cash on hand	544,000	504,000
	18,988,000	21,373,000
Certificates of deposit	200,000	100,000
Securities available for sale	1,756,000	2,088,000
Securities held to maturity	1,029,000	1,180,000
Federal Home Loan Bank stock	1,241,000	1,241,000
Loans receivable	117,131,000	119,962,000
Allowance for loan losses	(890,000)	(896,000)
	116,241,000	119,066,000
Office properties and equipment, net	879,000	964,000
Accrued interest receivable:
Investment securities	235,000	59,000
Loans receivable	859,000	690,000
Cash value of life insurance	1,509,000	1,538,000
Deferred income taxes	1,350,000	1,362,000
Income tax refund receivable	—	110,000
Prepaid expenses and other assets	119,000	78,000
Total assets	$144,406,000	$149,849,000

NOTE:	The Condensed Consolidated Statement of Financial Condition as of December 31, 2001 has been derived from the audited financial statements at that date.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001

	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (including noninterest-bearing deposits of $766,310 and $2,122,000 at September 30, 2002 and December 31, 2001, respectively)	$113,929,000	$112,899,000
Note payable	—	12,700,000
Federal Home Loan Bank advances	5,000,000	—
Advances from borrowers for taxes and insurance	250,000	94,000
Accounts payable and other liabilities	1,092,000	592,000
Income tax payable	138,000	—
Deferred compensation	2,746,000	2,566,000

Total liabilities	123,155,000	128,851,000

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; issued 699,156 shares	—	—
Additional paid-in capital	9,661,000	9,816,000
Accumulated other comprehensive income	37,000	23,000
Unearned ESOP shares	(3,107,000)	(3,107,000)
Management recognition plan	—	(2,000)
Unearned compensation	(1,659,000)	(1,780,000)
Retained earnings, substantially restricted	16,319,000	16,048,000

Total stockholders’ equity	21,251,000	20,998,000

Total liabilities and stockholders’ equity	$144,406,000	$149,849,000

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2002 and 2001

	2002	2001

	(Unaudited)
Interest income:
Loans	$2,215,000	$2,502,000
Investment securities	40,000	57,000
Other	53,000	171,000

	2,308,000	2,730,000
Interest expense:
Deposits	1,012,000	1,392,000
Federal Home Loan Bank advances and note payable	30,000	211,000

	1,042,000	1,603,000

Net interest income	1,266,000	1,127,000
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,266,000	1,127,000

Noninterest income	57,000	63,000

Noninterest expenses:
Compensation and employee benefits	697,000	680,000
Net occupancy	36,000	79,000
Deposit insurance premiums	—	5,000
Data processing	57,000	43,000
Other	197,000	181,000

	987,000	988,000

Income before income taxes	336,000	202,000
Income taxes	112,000	52,000

Net income	224,000	150,000
Other comprehensive income, unrealized holding gains arising during the period, net of tax	19,000	5,000

Comprehensive income	$243,000	$155,000

Basic earnings per share	$0.36	$0.24

Diluted earnings per share	$0.36	$0.24

Dividends per share	$0.25	$0.17

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
      COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2002 and 2001

	2002	2001

	(Unaudited)
Interest income:
Loans	$6,818,000	$7,718,000
Investment securities	130,000	172,000
Other	149,000	536,000

	7,097,000	8,426,000

Interest expense:
Deposits	2,934,000	4,280,000
Federal Home Loan Bank advances and note payable	80,000	836,000

	3,014,000	5,116,000

Net interest income	4,083,000	3,310,000
Provision for loan losses	—	—

Net interest income after provision for loan losses	4,083,000	3,310,000

Noninterest income	203,000	183,000
Noninterest expenses:
Compensation and employee benefits	2,131,000	3,245,000
Net occupancy	192,000	226,000
Deposit insurance premiums	15,000	20,000
Data processing	189,000	149,000
Other	592,000	601,000

	3,119,000	4,241,000

Income (loss) before income taxes (benefit)	1,167,000	(748,000)
Income taxes (benefit)	434,000	(313,000)

Net income (loss)	733,000	(435,000)
Other comprehensive income, unrealized holding gain arising during the period, net of tax	14,000	31,000

Comprehensive income (loss)	$747,000	$(404,000)

Basic earnings (loss) per share	$1.19	$(0.69)

Diluted earnings (loss) per share	$1.19	$(0.69)

Dividends per share	$0.75	$0.17

Return of capital dividend per share	$—	$20.00

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001

	2002	2001

	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$733,000	$(435,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Provision for depreciation	91,000	93,000
Provision for deferred income taxes	12,000	—
Vesting of management recognition plan	2,000	276,000
ESOP contribution	(156,000)	(194,000)
Amortization of unearned compensation	122,000	113,000
Changes in assets and liabilities:
(Increase) decrease in:
Interest receivable	(345,000)	(148,000)
Cash value of life insurance	29,000	32,000
Income tax refund receivable	110,000	(295,000)
Prepaid expenses and other assets	(41,000)	(18,000)
Increase in:
Accounts payable and other liabilities	500,000	603,000
Deferred compensation	180,000	45,000

Net cash provided by operating activities	1,237,000	72,000

Cash Flows From Investing Activities
Maturity of investments	397,000	967,000
Net decrease in loans receivable	2,825,000	7,410,000
Principal payment received on note receivable from ESOP	—	26,000
Purchases of office properties and equipment	(6,000)	—

Net cash provided by investing activities	3,216,000	8,403,000

Cash Flows From Financing Activities
Net increase in deposits	1,030,000	10,799,000
Borrowings on notes payable	—	12,000,000
Payments on note payable	(12,700,000)	(3,200,000)
Proceeds from Federal Home Loan Bank Advances	5,000,000	(5,000,000)
Increase in advances from borrowers for taxes and insurance	156,000	170,000
Increase in income tax payable	138,000	—
Cash dividends paid	(462,000)	(14,460,000)

Net cash (used in) provided by financing activities	(6,838,000)	309,000

Net (decrease) increase in cash and cash equivalents	(2,385,000)	8,784,000
Cash and cash equivalents:
Beginning	21,373,000	10,812,000

Ending	$18,988,000	$19,596,000

(Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Nine Months Ended September 30, 2002 and 2001

	2002	2001

	(Unaudited)
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,994,000	$5,159,000
Income taxes	186,000	23,000
Change in accrued dividends	$—	$(371,000)

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.     Nature of Business

On December 30, 1997, pursuant to a Plan of Conversion which was approved by its members and regulators, Mooresville Savings Bank, Inc., SSB (the “Bank” or “Mooresville Savings”) converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the “Conversion”) and became a wholly-owned subsidiary of Coddle Creek Financial Corp. (the “Company” or “Coddle Creek”).  Coddle Creek was formed to acquire all of the common stock of the Bank upon its conversion to stock form.  The Company has no operations and conducts no business of its own other than owning Mooresville Savings, continuing to invest its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the “ESOP”), which was established in connection with the Conversion.

Mooresville Savings’ results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  The Bank’s operations are also affected by non-interest income, such as miscellaneous income from loans, customer deposit account service charges, and other sources of revenue.  The Bank’s principal operating expenses, aside from interest expense, consist of compensation and associated benefits, occupancy costs, furniture and fixture expenses, data processing charges, and other general and administrative expenses.

Concurrent with the Conversion, and pursuant to North Carolina regulations, the Bank established a liquidation account in an amount equal to its net worth at the time of the Conversion.  The liquidation account is maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after Conversion.  Only in the event of a complete liquidation of the Company will each deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock.  Dividends paid by the Bank cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on, or repurchase any of, its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.  For a period of five years after its Conversion, the Bank must obtain written approval from the North Carolina Commissioner of Banks before declaring or paying a cash dividend on its common stock in an amount  in excess of one-half of the greater of (i) the Bank’s net income for the most recent fiscal year end, or (ii) the average of the Bank’s net income after dividends for the most recent year end and not more than two of the immediately preceding fiscal year ends.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.     Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 2001, which was derived from audited financial statements as of that date) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002.  The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders of the Company.

Note 3.     Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  For purposes of this computation, the number of shares of common stock purchased by the Bank’s ESOP which have not been allocated to participant accounts are not assumed to be outstanding.  Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first, second and third quarters of 2002 and 2001.  For the quarter ended September 30, 2002, the Company computed dilutive earnings per share by incorporating common equivalency shares into its calculation of weighted average shares outstanding.  These common equivalency shares represent options which are “in the money” resulting from the average market price being higher than the $31.00 strike price.  During the third quarter of 2001, the Company’s earnings per share were not diluted by common equivalency shares because the average market price during the third quarter of 2002 was lower than the exercise price of $31.00.

The following are reconciliations of the amounts used in the per share calculations for 2002 and 2001:

	For the Nine Months Ended September 30, 2002 and 2001

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS for 2002	$733,000	615,381	$1.19
Diluted EPS for 2002	$733,000	615,848	$1.19
Basic and diluted EPS for 2001	$(435,000)	633,501	$(0.69)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.     Earnings Per Share (Continued)

	For the Three Months Ended September 30, 2002 and 2001

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS for 2002	$224,000	617,971	$0.36
Diluted EPS for 2002	$224,000	618,694	$0.36
Basic and diluted EPS for 2001	$150,000	625,385	$0.24

Note 4.     Stock Option and Management Recognition Plans

The Company’s stockholders approved the Company’s Stock Option Plan and the Bank’s Management Recognition Plan (the "MRP") on January 26, 2000.  The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options.  The exercise price of the stock options may not be less than the fair value of the Company’s common stock at date of grant, as adjusted for the stock splits and dividends affecting market value.  As permitted under generally accepted accounting principles, grants under the Stock Option Plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations.  At September 30, 2002, 58,131 options have been granted at an exercise price of $31.00, of which 46,125 options are currently exercisable.  No options have been exercised to date, and all options granted are outstanding at September 30, 2002.  During the quarter ending March 31, 2001, simultaneous with the payment of the $20 per share special dividend to shareholders, all officers, directors and employees holding options received an option bonus of $20 per option share held by such officers, directors and employees resulting in a one time recorded compensation expense of $1.2 million.

The MRP reserved for issuance 26,979 shares of common stock to officers, directors, and employees at the time of its adoption.  The Bank issued 24,281 shares and 400 shares from authorized but unissued common stock to fund the MRP on January 26, 1999 and January 26, 2000, respectively.  The restricted common stock awarded to participants under the MRP vests 25% at the date of grant and 25% annually beginning on the one year anniversary of the date of grant.  The Company recorded compensation expense in the amount of $235,000 during the first quarter of 2001 for the special $20 per share return of capital dividend that was paid to holders of unvested MRP shares.

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

The Bank has an outstanding advance from the Federal Home Loan Bank in the amount of $5,000,000 which bears interest at 2.33% per annum and is due October 2002.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2002 and December 31, 2001:

At September 30, 2002 and December 31, 2001 total assets amounted to $144.4 million and $149.9 million, respectively.  Loans receivable, net, decreased from $119.1 million at December 31, 2001 to $116.2 million at September 30, 2002, a $2.9 million decrease.  This change is due to an increase in the number of loans being paid off and refinanced at other institutions as well as a decrease in the number of new loans.  Deposits increased $1.0 million from $112.9 million at December 31, 2001 to $113.9 million at September 30, 2002.  Investment securities decreased $.4 million from $4.6 million at December 31, 2001 to $4.2 million at September 30, 2002 due to maturities of securities during the first quarter of 2002.  Stockholders’ equity increased by $253,000 for the nine months ended September 30, 2002.  This increase is primarily due to net income of $733,000 offset by the payment of a dividend of $462,000 paid during the first nine months of 2002.  The Company’s liquidity position declined during the nine months as cash and cash equivalents decreased $2.5 million to $18.9 million at September 30, 2002 from $21.4 million at December 31, 2001.  This decrease is primarily a result of the payment on the note payable offset by the reduction in loans receivable, the increase in deposits, additional proceeds from advances from the FHLB and maturities of investment securities.

The Bank’s level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding.  The Bank had $2.0 million of loans outstanding which were delinquent more than 90 days at September 30, 2002, compared to $1.6 million at December 31, 2001.  This increase is due to slower customer payments and the addition of a few large dollar loans into this delinquency category.  Based on management’s analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $.9 million at September 30, 2002 and at December 31, 2001.  Management believes the allowance to be adequate to absorb any losses inherent in the portfolio.  See also the discussion on loan analysis on pages 14 and 15.

At September 30, 2002, the Company’s capital amounted to $21.3 million, which as a percentage of total consolidated assets was 14%, and was in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2002 and 2001:

General.  Net income (loss) for the three and nine months ended September 30, 2002 was $224,000 and $733,000 respectively, compared to $150,000 and $(435,000) during the same quarter in 2001.

The increase in earnings was primarily attributable to a decline in cost of funds for the nine month period ended September 30, 2002 and to a decrease in compensation expense.  Compensation expense decreased during the nine months ended September 30, 2002 due to the fact that $1.2 million was paid in bonuses to officers, directors and employees holding options under the Company’s stock option plan, and $235,000 was expensed due to dividends paid on unvested MRP shares, during the same periods in 2001.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income.  Interest income decreased by $.4 million to $2.3 million for the three months ended September 30, 2002 from $2.7 million for the three months ended September 30, 2001 and decreased $1.3 million to $7.1 million for the nine months ended September 30, 2002 from the $8.4 million for the nine months ended September 30, 2001.  The decrease is primarily due to a decline in interest rates as well as a decrease in the average balance of interest-earning assets during the first nine months of 2002 as compared to 2001.  Approximately 96% of the Bank’s assets were interest-earning at September 30, 2002, and approximately 84% of such interest-earning assets were held in the form of loans receivable.  See rate-volume table on page 13.

Interest expense.  Interest expense decreased by $.6 million from $1.6 million during the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002.   Interest expense decreased by $2.1 million from $5.1 million for the nine months ended September 30, 2001 to $3.0 million for the nine months ended September 30, 2002. The decrease is due in part to lower interest rates paid on interest-bearing liabilities outstanding during the first nine months of 2002 in comparison to the same nine month period a year earlier.  In addition, there was a decrease in the balance of average interest bearing liabilities which resulted from the payment of the note payable in full during the first quarter of 2002.  See rate-volume table on page 13.

Net interest income.  Net interest income increased by $139,000 from the three months ended September 30, 2001, such that it equaled $1.3 for the three months ended September 30, 2002.  Net interest income increased by $.8 million from $3.3 million for the nine months ended September 30, 2001 to $4.1 million for the nine months ended September 30, 2002.  The increase is primarily due to the decrease in interest expense discussed above.

Provision for loan losses.  The Bank did not make any loan loss provisions during the three or nine months ended September 30, 2002 and 2001.  Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank’s management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely.  The evaluation to increase or decrease the provision and resulting allowances is based on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank’s level of nonperforming loans has increased due to a few larger loans moving into the over 60 day delinquent status as compared to prior periods.  At September 30, 2002, the Bank’s level of general valuation allowances for loan losses amounted to $890,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Non-interest expense.  Non-interest expense decreased by $1.1 million from $4.2 million for the nine months ended September 30, 2001 to $3.1 million for the nine months ended September 30, 2002.  Specifically, compensation expense decreased by $1.1 million from 2001 to 2002 due primarily to the decrease in MRP expense related to the special dividends paid on unvested MRP shares ($235,000) and option bonuses ($1.2 million) paid to all option holders during 2001.  All other categories of non-interest expense fluctuated by insignificant amounts between the two periods.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis

	Nine months ended September 30, 2002 vs 2001 Increase (Decrease) Due to

	Volume	Rate	Net

	(In Thousands)
Interest Income:
Interest-bearing deposits	$(198)	$(189)	$(387)
Investments	(38)	(4)	(42)
Loans receivable	(589)	(311)	(900)

Total interest income	(825)	(504)	(1,329)

Interest Expense:
Deposits	(239)	(1,107)	(1,346)
Note payable and FHLB advances	(806)	50	(756)

Total interest expense	(1,045)	(1,057)	(2,102)

Net Interest Income	$220	$553	$773

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans Receivable Breakdown

	September 30, 2002		December 31, 2001

	Amount	Percentage of Total	Amount	Percentage of Total

Real estate loans:
One-to-four family residential	$99,784,000	85.84%	$100,697,000	84.57%
Multi-family residential	1,085,000	0.93	1,002,000	0.84
Nonresidential	3,184,000	2.74	3,563,000	2.99
Construction	874,000	0.75	4,126,000	3.47
Equity line	10,529,000	9.06	10,079,000	8.46

Total real estate loans	115,456,000	99.32	119,467,000	100.33

Consumer Loans:
Installment loans	2,588,000	2.23	2,394,000	2.01
Other	817,000	0.71	864,000	0.73

Total consumer loans	3,405,000	2.94	3,258,000	2.74

Total gross loans	118,861,000	102.26	122,725,000	103.07

Less:
Construction loans in process	(908,000)	(0.78)	(1,938,000)	(1.63)
Net deferred loan fees	(822,000)	(0.71)	(825,000)	(0.69)
Allowance for loan losses	(890,000)	(0.77)	(896,000)	(0.75)

	(2,620,000)	(2.26)	(3,659,000)	(3.07)

	$116,241,000	100.00%	$119,066,000	100.00%

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Loan Losses

	Nine Months Ended September 30, 2002	Year Ended December 31, 2001

Balance at beginning of year	$896,000	$905,000

Loans charged off:
Real Estate	—	—
Consumer	(6,000)	(9,000)

Total loans charged off	(6,000)	(9,000)

Recoveries:
Real Estate
Consumer	—	—

Total recoveries	—	—

Provision for loan losses	—	—

Balance at end of year	$890,000	$896,000

Ratio of net charge-offs to average loans outstanding	0.00%	0.01%

	September 30, 2002	At December 31, 2001

Nonaccrual loans	$1,791,000	$985,000
Accruing loans past due 90 days or more	247,000	636,000
Troubled debt restructuring
Foreclosed real estate	—	—

Total nonperforming assets	$2,038,000	$1,621,000

Nonperforming loans to total gross loans	1.70%	1.32%

Nonperforming assets to total assets	1.41%	1.08%

Total assets	$144,406,000	$149,849,000
Total gross loans	$118,861,000	$122,725,000

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

The following table provides information concerning the Bank’s yields on interest earning assets and cost of funds on interest-bearing liabilities for the nine months ended September 30, 2002 and the year ended December 31, 2001.

	At September 30, 2002	For the Nine Months Ended September 30, 2002			For the Year Ended December 31, 2001

	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate*	Average Balance	Interest	Average Yield/ Rate

Interest-earning assets:
Interest-bearing deposits	1.87%	$13,151	$149	1.51%	$18,591	$636	3.42%
Investments	4.93%	3,425	130	5.06%	4,141	229	5.53%
Loans receivable, net	7.15%	119,579	6,818	7.60%	126,570	10,024	7.92%

Total interest-earning assets	6.58%	136,155	7,097	6.95%	149,302	10,889	7.29%
Other assets		4,276			5,433

Total assets		$140,431			$154,735

Interest-bearing liabilities:
NOW and Money market	1.57%	$27,510	$336	1.63%	$24,438	$650	2.66%
Passbook accounts	1.74%	10,163	127	1.67%	9,595	219	2.28%
Certificates of deposit	3.56%	72,859	2,471	4.52%	78,226	4,657	5.95%
Note payable and FHLB advances	2.33%	5,085	80	2.10%	16,942	971	5.73%

Total interest-bearing liabilities	2.87%	115,617	3,014	3.48%	129,201	6,497	5.03%
Other liabilities		3,816			4,833
Stockholders’ equity		20,998			20,701

Total liabilities and stockholder’s equity		$140,431			$154,735

Net interest income and interest rate spread	3.71%		$4,083	3.47%		$4,392	2.26%

Net yield on interest-earning assets				4.00%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities				117.76%			115.56%

*Annualized

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity:

The term “liquidity” generally refers to an organization’s ability to generate adequate amounts of funds to meet its needs for cash.  More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments.  Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, the sale or maturity of investments, increase in equity capital, and/or maintenance of shorter term interest-bearing deposits.

Mooresville Savings must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets.  The Bank’s liquidity ratio at September 30, 2002 was considerably in excess of such requirements.  The Bank’s liquidity has increased from December 31, 2001 in order to fund the Bank’s expected loan growth.  Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.  The Company has no material commitments for capital expenditures at this time.

Summary of Significant Accounting Policies:

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of its operations and financial condition.  The Company’s significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements of the Company’s 2001 Annual Report.  The following is a summary of the allowance for loan losses, one of the most complex and judgmental accounting policies of the Company.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to pay, the estimated value of any underlying collateral, and current economic conditions.  The loan portfolio is further analyzed by each loan type and delinquency status to determine the risk category for each loan that is used in calculating the allowance for loan losses.  Loans delinquent greater than 90 days are evaluated individually for loss exposure, while other loans are evaluated aggregately by type.  While management uses the best information to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of the Inflation and Changing Prices:

The financial statements and accompanying footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The assets and liabilities of the Bank are primarily monetary in nature, and changes in market interest rates have a greater impact on the Bank’s performance than do the effects of inflation.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Management believes that the Company has not experienced any material changes in its portfolio risk during the nine month period ended September 30, 2002.  See the average balance sheet/yield table on page 16 for rate changes during the nine-month period ending September 30, 2002.  The Company’s portfolio risk is primarily monetary in nature being subject to general interest rate risks of the national economic environment.  The Company’s interest rate risk is related to its lending, deposit taking and investing activities.

Item 4.   Controls and Procedures

In connection with the preparation of this report, the Company’s President/CEO and the Controller/Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report and have concluded that the Company’s disclosure controls and procedures are suitable and effective for the Company to timely alert appropriate personnel as to material information regarding the Company that is required to be disclosed in the Company’s periodic SEC filings, taking into consideration the size and nature of the Company’s business and operations.  There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not engaged in any material legal proceedings at the present time.  From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it and other matters of a like kind.

Item 2.	Changes in Securities and Use of Proceeds

Working capital restrictions and other limitations on the payment of dividends are discussed in Note 1 to the financial statements.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

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

Exhibit (10)(a)

Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and George W. Brawley, Jr. dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (a) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(b)

Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Dale W. Brawley dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (b) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(c)

Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Billy R. Williams dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (c) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(d)	Employee Stock Ownership Plan and Trust of Mooresville Savings Bank, Inc., S.S.B., incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 1997.

Exhibit (10)(e)

Mooresville Savings Bank, Inc., S.S.B. Severance Plan, incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and as amended on November 5 and 10, 1997.

Exhibit (10)(f)

Capital Maintenance Agreement between Coddle Creek Financial Corp. and Mooresville Savings Bank, Inc., S.S.B., incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1997.

Exhibit (10)(g)	Management Recognition Plan of Mooresville Savings Bank, Inc., S.S.B., incorporated herein by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(h)	Stock Option Plan of Coddle Creek Financial Corp., incorporated herein by reference to Exhibit 10(h) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(i)

(i) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley and Claude U. Voils, Jr. dated September 3, 1979, as amended and restated September 8, 1997 and as amended on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(i) to the Company’s Form 10-K for the year ended December 31, 1998.

(ii) Retirement Payment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Calvin E. Tyner dated September 3, 1979, as amended on September 8, 1997, incorporated herein by reference to Exhibit 10(i)(ii) to the Company’s Form 10-K for the year ended December 31, 1998.

(iii) Amended and Restated Director’s Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., and Claude U. Voils, Jr. dated January 1, 1985, as amended and restated on March 31, 1988 and September 8, 1997 and as amended for Messrs. Belk, Brawley, and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(iii) to the Company’s Form 10-K for the year ended December 31, 1998.

(iv) Amended and Restated Director’s Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr.., Calvin E. Tyner, and Claude U. Voils, Jr. dated December 1, 1985, as amended and restated on September 8, 1997 and as amended for Messrs. Belk, Brawley and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(iv) to the Company’s Form 10-K for the year ended December 31, 1998.

(v) Amended and Restated Retirement Plan Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of George W. Brawley, Jr., Donald R. Belk, Claude U. Voils, Jr. and Calvin E. Tyner dated November 1, 1993, as amended and restated on September 15, 1997, and as amended for Messrs. Brawley, Belk, and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(v) to the Company’s Form 10-K for the year ended December 31, 1998.

(vi) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, S.S.B. and George W. Brawley, Jr. dated December 1, 1990, as amended and restated on September 8, 1997 and as amended on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(vi) to the Company’s Form 10-K for the year ended December 31, 1998.

(vii) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank, S.S.B. and Dale W. Brawley dated November 1, 1990, amended and restated on October 21, 1993, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(i)(vii) to the Company’s Form 10-K for the year ended December 31, 1998.

(viii) Amended and Restated Retirement Payment Agreements between (a) Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., and Claude U. Voils, Jr. dated March 1, 1993, as amended and restated on September 8, 1997 and as amended for each of them on December 16, 1998 and (b) Mooresville Savings Bank, Inc., S.S.B. and Dale W. Brawley dated February 11, 1993, as amended and restated on October 21, 1993 and September 8, 1997, incorporated herein by reference to Exhibit 10(i)(viii) to the Company’s Form 10-K for the year ended December 31, 1998.

(ix) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley and George W. Brawley, Jr. dated August 1, 1993, amended and restated on October 23, 1993 for Dale W. Brawley, as amended and restated on September 8, 1997, and as amended for George W. Brawley on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(ix) to the Company’s Form 10-K for the year ended December 31, 1998.

(x) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Jack G. Lawler dated September 1, 1994, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(i)(x) to the Company’s Form 10-K for the year ended December 31, 1998.

(xi) Amended and Restated Salary Continuation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr., Patricia B. Clontz, and Richard E. Woods dated September 1, 1984, as amended and restated on September 17, 1997, and as amended for George W. Brawley on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(x) to the Company’s Form 10-K for the year ended December 31, 1998.

(xii) Amended and Restated Supplemental Income Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr., Billy R. Williams, Donald G. Jones and Richard E. Woods dated November 1, 1993, as amended and restated on September 17, 1997, and as amended for George W. Brawley on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(xii) to the Company’s Form 10-K for the year ended December 31, 1998.

(xiii) Amended and Restated Salary Continuation Agreements between Mooresville Savings Bank, S.S.B. and each of Lucille Doster, Marie Hedrick, Carol Huffman, Brenda Johnson, D. Glenn Jones, and Nancy Lee Petrea dated February 1, 1988, as amended and restated on September 17, 1997, incorporated herein by reference to Exhibit 10(i)(xiii) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(j)

Mooresville Savings Bank, Inc., S.S.B. Non-Qualified Excess Savings Plan, incorporated herein by reference to Exhibit 10(i) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997.

(b) No reports on Form 8-K were filed during the nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CODDLE CREEK FINANCIAL CORP.

Dated	November 12, 2002	By:	/s/ GEORGE W. BRAWLEY, JR.

George W. Brawley President/CEO

Dated	November 12, 2002	By:	/s/ BILLY R. WILLIAMS

Billy R. Williams Secretary/Controller/CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CODDLE CREEK FINANCIAL CORP.

Dated	November 12, 2002	By:

George W. Brawley, Jr. President/CEO

Dated	November 12, 2002	By:

Billy R. Williams Secretary/Controller/CFO

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, George W. Brawley, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coddle Creek Financial Corp. (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have;

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	November 12, 2002	By:	/s/ GEORGE W. BRAWLEY, JR.

George W. Brawley President/CEO

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Billy R. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coddle Creek Financial Corp. (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have;

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	November 12, 2002	By:	/s/ BILLY R. WILLIAMS

Billy R. Williams Secretary/Controller/CFO