Form 10KSB
period 2002-12-31
CODDLE CREEK FINANCIAL CORP
filed 2003-03-26
CIK 1045944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 000-23465

CODDLE CREEK FINANCIAL CORP.

(Name of Small Business Issuer in Its Charter)

North Carolina	56-2045998

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

347 North Main Street Mooresville, North Carolina	28115

(Address of principal executive offices)	(Zip Code)

(704) 664-4888

(Issuer’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.             ☐

State issuer’s revenues for its most recent fiscal year.          $9,538,000

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  $14,184,279 common stock, no par value, based on the closing price of such common stock on February 28, 2003 equal to $28.50.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
699,156 shares of common stock, no par value, outstanding at February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Coddle Creek Financial Corp. for the year ended December 31, 2002 (the “2002 Annual Report”), are incorporated by reference into Part I, Part II, and Part III.

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders of Coddle Creek Financial Corp. to be held on April 24, 2003, are incorporated by reference into Part III.

Portions of the Registration Statement of Coddle Creek Financial Corp. On Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997, are incorporated by reference into Part III.

This Form 10-KSB contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements might be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions.  Readers should not place undue reliance on forward-looking statements as they reflect management’s view only on the date of this report, and a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions which may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetory and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission.  The Company undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

               Prior to December 30, 1997, Mooresville Savings Bank, Inc., S.S.B. (the “Bank”) operated as a mutual North Carolina-chartered savings bank.  On December 30, 1997, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the “Conversion”).  In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Coddle Creek Financial Corp., a North Carolina corporation (the “Company”), which was formed in 1997 to become the holding company of the Bank.  At that time, the Company had an initial public offering of its common stock, no par value (the “Common Stock”).

               The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the savings bank holding company laws of North Carolina.  The Company’s executive office is located at 347 North Main Street, Mooresville, North Carolina.

               The Company’s activities consist of investing capital which originated as the remaining proceeds of its initial public offering retained at the holding company level, holding the indebtedness outstanding from the Mooresville Savings Bank, Inc., SSB Employee Stock Ownership Plan (the “ESOP”), and owning the Bank.  Accordingly, the discussion of the business which follows in the Form 10-KSB primarily concerns the business conducted by the Bank, unless otherwise indicated.  The Company has no subsidiaries other than the Bank, and the Bank has no subsidiaries.

               The Company’s principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan.  In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.  Subsequent to the Conversion, the Company has paid two special dividends to its shareholders, a portion or all of which qualified as a return of capital.  The amounts of these dividends were $17.18 and $20.00, which were paid on September 8, 1999 and January 24, 2001, respectively.  The major expenses of the Company included interest expense related to the Company’s short term indebtedness.  The proceeds of such indebtedness funded the 2001 return of capital distributions to shareholders, and the balance of such indebtedness was paid in January, 2002.

               At December 31, 2002, the Company and the Bank had consolidated total assets of $139 million, net loans of $110.8 million, deposits of $113.6 million, and stockholders’ equity of $21.8 million.

               The Bank was originally chartered in 1937.  It has been a member of the Federal Home Loan Bank (“FHLB”) system, and its deposits have been federally insured since 1947.  The Bank’s deposits are insured by the Savings Association Insurance Fund (the “SAIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law.  The Bank conducts business through three (3) full service offices in Mooresville, Cornelius and Huntersville, North Carolina.

               The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate.  The Bank primarily makes one-to-four family residential real estate loans.  It also makes loans secured by multi-family residential and commercial property, construction loans and equity line of credit loans.  The Bank also makes loans which are not secured by real property, such as loans secured by pledged deposit accounts and various types of secured and unsecured consumer loans.  The Bank’s primary source of revenue is interest income from its lending activities.  The Bank’s other major sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, and transactions and fee income from its lending and deposit activities.  The major expenses of the Bank are interest on deposits and general and administrative expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and office occupancy expenses.

               The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the North Carolina Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”).  Currently, the North Carolina Commissioner of Banks is acting as the Commissioner.  Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest.  Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

               At December 31, 2002, the Company and the Bank had a total of 31 employees, 29 of which were full-time employees and 2 of which were part-time employees.

Competition

               The Bank’s primary market area consists of the communities in an approximately fifteen (15) mile radius around its headquarters office in Mooresville, North Carolina.  Mooresville is located thirty (30) miles north of Charlotte, North Carolina, and the Bank’s primary market area is and will continue to be significantly affected by its close proximity to this major metropolitan area.

               The Bank has operated in the Mooresville community for more than 65 years and is the only financial institution headquartered in Mooresville.  However, the Bank faces strong competition both in attracting deposits and making real estate and other loans.  Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them.  Bank of America and Wachovia, two national money center commercial banks, are currently headquartered in Charlotte, North Carolina.  As of December 31, 2002, there were 9, 10, and 8 depository institutions with a total of 18, 13 and 11 offices in Mooresville, Cornelius and Huntersville, North Carolina, respectively.  The Bank is also aware of at least one additional depository institution which plans to open an office in the Bank’s market area.  Based upon June 30, 2002 comparative data, the Bank had 19.1% and 6.7% of the deposits in Mooresville and Iredell County, respectively.  As a result of this intense competition, the Bank’s branch offices, excluding the Mooresville office, have lower levels of deposits than the industry average.

               The Bank has also faced additional significant competition for investors’  funds from short-term money market securities and other corporate and government securities.  While the Bank’s market share of deposits has decreased in recent years, its deposit base has grown, but at a slower pace than recent years.  The Bank’s management believes that this growth in deposits is principally reflective of the economic growth in the Bank’s market area.  The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

               General.  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default.  For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan.  The Company, as a registered bank holding company, is subject to the policy on the Federal Reserve.  Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

               In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or the Bank Insurance Fund (“BIF”) as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both.  The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

               As a result of the Company’s ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina.  Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

               Capital Adequacy Guidelines for Holding Companies.  The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more.  Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%.  At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items.  The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.  In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

               Dividend and Repurchase Limitations.  The Company must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

               Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this discussion, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.

               A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.  Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

               In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank’s conversion from mutual to stock ownership.  Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

               Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC.  Under current law, the insurance assessment to be paid by the SAIF members such as the Bank shall be as specified in a schedule required to be issued by the FDIC. All FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.

               Federal Home Loan Bank System.  The FHLB system provides a central credit facility for member institutions.  As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta.  On December 31, 2002, the Bank was in compliance with this requirement.

               Community Reinvestment.  Under the Community Reinvestment Act (“CRA”) as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of  “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted during December, 2001.

               Prompt Corrective Action.  The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions.  The extent of these powers will depend upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.  An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating).  An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

               Transactions with Affiliates.  Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders.  Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below).  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution.  Any “interested” director may not participate in the voting.  The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank.  The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

               Loans to One Borrower.  The Bank is subject to the Commissioner’s loans to one borrower limits which are substantially the same as those applicable to national banks.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the Bank.  Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of the Bank’s net worth.  Loans to any one borrower which are unsecured may not exceed 5% of the Bank’s net worth.

               Gramm-Leach-Bliley Act.  Federal legislation adopted by Congress during 1999, the Gramm-Leach-Bliley Act (the “GLB Act”), has dramatically changed various federal laws governing the banking, securities, and insurance industries.  The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

               In general, the GLB Act (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and (vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not to be disclosed to certain persons.

               The GLB Act has expanded opportunities for the Bank to provide other services and obtain revenues in the future but, at present, it has not had a significant effect on our respective operations as they are presently conducted.  However, this expanded authority also may present us with new challenges as we compete with larger financial institutions that expand their services and products into the same areas that are now feasible for smaller, community-oriented financial institutions.  The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

               USA Patriot Act.   In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements.  For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering.  Additionally, Title III of the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

               Pursuant to Section 352 of the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, Section 326 of the Act requires certain minimum standards with respect to customer identification and verification.  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.  Furthermore, effective December 25, 2001, financial institutions were prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

               Bank regulators are directed to consider a company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

               Sarbanes-Oxley Act of 2002.  On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues.  The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.  Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

               In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results.  It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies.  It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations.  It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistle blower protection.

               The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority.  The economic and operational effects of this new legislation on public companies, including the Bank, will be significant in terms of the time, resources and costs associated with complying with the new law.  Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

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

               The Bank is subject to examination by the FDIC and the Commissioner.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking.  The Bank, as an insured North Carolina chartered stock savings bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

               The Bank is subject to the liquidity requirements established by the Commissioner.  North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank’s total assets. In addition, the Bank is required to maintain a net worth of 5% or more of its total assets.

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

               In short, the FDIC and the Commissioner have broad powers to enforce laws and regulations applicable to the Company and the Bank.  These powers include the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated in response to violation of laws and regulations and the conduct of unsafe and unsound practices.

ITEM 2.	DESCRIPTION OF PROPERTY

Location of Properties.

               The following table sets forth the location of the Bank’s principal office in Mooresville, North Carolina and its full service branch offices in Cornelius and Huntersville, North Carolina.  All of the properties listed are owned by the Bank.

Address

Mooresville:
347 North Main Street
Mooresville, North Carolina 28115
(Corporate office)

Cornelius:
20209 Highway 73 West
Cornelius, North Carolina 28031

Huntersville:
401 Gilead Road
Huntersville, North Carolina 28078

In addition, the Bank owns a 1.24 acre lot located at Highway 150 West, 239 West Plaza Drive, Mooresville, North Carolina, purchased in 1988 for future expansion purposes.  All properties are considered by the Company’s management to be in good condition, suitable to their current use, and adequately covered by insurance.  See also Note 4 to the “Notes To Consolidated Financial Statements” to the 2002 Annual Report.

Investment Policies.

               As a state chartered savings bank, the Bank originates mortgages with respect to loans made by the Bank, primarily with respect to single family dwellings.  The Bank engages in these activities primarily for income and not for capital gain.

ITEM 3.	LEGAL PROCEEDINGS

               In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               See the information under the section captioned “Common Stock Information” on page 59 in the Company’s 2002 Annual Report, which section is incorporated herein by reference.  See “Item 1.  BUSINESS– Supervision and Regulation -- Dividend and Repurchase Limitations” above and Note 8 to the Notes to financial statements as the Company’s 2002 Annual Report which is incorporated herein by reference for regulatory restrictions which limit the ability of the Company to pay dividends to its shareholders and the Bank to pay dividends to the Company.  Some of the information required by this Item is also set forth in the Section entitled “Proposal 1 –  Election of Directors –  Executive Compensation – Equity Compensation Plan Information” on page 11 of the Proxy Statement of the 2003 Annual Meeting of Stockholders (the “Proxy Statement”), which section is incorporated herein by reference and further referenced in Item 9 below.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

               See the information set forth under Item 1 above and the information set forth under the section captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Operating Results” on pages 4 through 19 in the Company’s 2002 Annual Report, which section is incorporated herein by reference.  Refer to discussion of forward looking statements on page 2 of this Form 10-KSB.

ITEM 7.	FINANCIAL STATEMENTS

               The consolidated financial statements of the Company and supplementary data set forth on pages 22 through 56 of the Company’s 2002 Annual Report are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal 1 - Election of Directors - Nominees” on pages 6 and 7 of the Proxy Statement of the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and “Proposal 1 - Election of Directors - Executive Officers” on pages 10 and 11 of the Proxy Statement, which sections are incorporated herein by reference.

               The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

               The information required by this Item is set forth under the sections captioned “Proposal 1 - Election of Directors - Directors’ Compensation” on pages 9 and 10 and “ - Executive Compensation” on pages 11 through 19 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

               Some of the information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners” on pages 3 through 6 of the Proxy Statement.  The remainder of the information required by this Item is incorporated by reference from the Section entitled “Proposal 1 - Election of Directors – Executive Compensation – Equity Compensation Plan Information” on page 17 of the Proxy Statement; which is incorporated by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               See the section captioned “Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management” on page 19 of the Proxy Statement, which section is incorporated herein by reference.  Also, see Note ___ to the “Notes of Consolidated Financial Statements” of the 2002 Annual Report.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

13(a)	Exhibits

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

(iii) Amended and Restated Director’s Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., Calvin E. Tyner and Claude U. Voils, Jr. dated January 1, 1985, as amended and restated on March 31, 1988 and September 8, 1997 and as amended for Messrs. Belk, Brawley, and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(iii) to the Company’s Form 10-K for the year ended December 31, 1998.

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

(v) Amended and Restated Retirement Plan Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of George W. Brawley, Jr., Donald R. Belk, Claude U. Voils, Jr. and Calvin E. Tyner dated

November 1, 1993, as amended and restated on September 15, 1997, and as amended for Messrs. Brawley, Belk, and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(v) to the Company’s Form 10-K for the year ended December 31, 1998

(vi) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, S.S.B. and George W. Brawley, Jr. dated December 1, 1990, as amended and restated on September 8, 1997 and as amended on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(vi) to the Company’s Form 10-K for the year ended December 31, 1998.

(vii) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank, S.S.B. and Dale W. Brawley dated November 1, 1990, amended and restated on October 21, 1993, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(i)(vii) to the Company’s Form 10-K for the year ended December 31, 1998.

(viii) Amended and Restated Retirement Payment Agreements between (a) Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., and Claude U. Voils, Jr. dated March 1, 1993, as amended and restated on September 8, 1997 and as amended for each of them on December 16, 1998 and (b) Mooresville Savings Bank, Inc., S.S.B. and Dale W. Brawley dated February 1, 1993, as amended and restated on October 21, 1993 and September 8, 1997, incorporated herein by reference to Exhibit 10(i)(viii) to the Company’s Form 10-K for the year ended December 31, 1998.

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

	Exhibit (11)	Statement regarding computation of per share earnings.

	Exhibit (13)	Selected Portions of 2002 Annual Report to Security Holders.

	Exhibit (21)	Subsidiaries of Registrant.

	Exhibit (23)	Consent of Independent Certified Public Accountants.

	Exhibit (99)	Certification pursuant to 18 U.S.C. Section 1350.

13(b)	The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14.	CONTROLS AND PROCEDURES.

               The Company maintains systems of disclosure controls and procedures and internal controls and procedures for financial reporting designed to provide reasonable assurance as to the reliability of published financial statements and other disclosures included in this report.  Our Board of Directors, operating through its audit committee, which is composed of a majority of independent outside directors, provides oversight to our financial reporting process.

               The Company’s President/CEO and the Controller/Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures and internal controls and procedures as of a date within 90 days of the filing of this report and have concluded that the Company’s disclosure controls and procedures and internal controls and procedures are suitable and effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the appliable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s President/CEO and Controller/CFO, as appropriate to allow timely decisions regarding requires disclosure.

               Although the Company’s internal controls are constantly updated and modified to guard against misinformation and misconduct, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODDLE CREEK FINANCIAL CORP.

Date: March 25, 2003	By:	/s/ GEORGE W. BRAWLEY, JR.

George W. Brawley, Jr.
President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ GEORGE W. BRAWLEY, JR.	President, Chief Executive Officer and Director	March 25, 2003

George W. Brawley, Jr.

By:	/s/ DALE W. BRAWLEY	Executive Vice President, Treasurer and Director	March 25, 2003

Dale W. Brawley

By:	/s/ BILLY R. WILLIAMS	Chief Financial Officer, Chief Accounting Officer, Controller and Secretary	March 25, 2003

Billy R. Williams

By:	/s/ DONALD R. BELK	Director	March 25, 2003

Donald R. Belk

By:	/s/ JACK G. LAWLER	Director	March 25, 2003

Jack G. Lawler

By:	/s/ CLAUDE U. VOILS, JR.	Director	March 25, 2003

Claude U. Voils, Jr.

By:	/s/ DON E. MILLS, JR.	Director	March 25, 2003

Don E. Mills, Jr.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, George W. Brawley, Jr., certify that:

               1.          I have reviewed this annual report on Form 10-KSB of Coddle Creek Financial Corp. (the “registrant”);

               2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have;

a.          designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

               5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

	By:	/s/ GEORGE W. BRAWLEY, JR.

George W. Brawley, Jr.
President/CEO

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Billy R. Williams, certify that:

               1.          I have reviewed this annual  report on Form 10-KSB of Coddle Creek Financial Corp. (the “registrant”);

               2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have;

a.          designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

               5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

	By:	/s/ BILLY R. WILLIAMS

Billy R. Williams
Secretary/Controller/CFO

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit (11)	Statement regarding computation of per share earnings.

Exhibit (13)	2002 Annual Report to Security Holders.

Exhibit (21)	Subsidiaries of Registrant.

Exhibit (23)	Consent of Independent Certified Public Accountants.

Exhibit (99)	Certification pursuant to 18 U.S.C. Section 1350.