Form 10QSB
period 2003-03-31
CODDLE CREEK FINANCIAL CORP
filed 2003-05-23
CIK 1045944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                   FORM 10-QSB

[|X|] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            March 31, 2003
                                       -----------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

    For the transition period from ________________ to_________________


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

Indicate by check |X| whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

As of May 15, 2003 there were issued and outstanding 699,156 shares of the Registrant's common stock, no par value.

                   CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX


PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----

   Item 1.    Financial Statements
   Condensed Consolidated Statements of Financial Condition as of
      March 31, 2003 (Unaudited) and December 31, 2002                    1 - 2

   Condensed Consolidated Statements of Operations and Comprehensive
      Income for the Three Months Ended March 31, 2003 and 2002
      (Unaudited)                                                             3

   Condensed Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2003 and 2002 (Unaudited)                           4 - 6

   Notes to Condensed Consolidated Financial Statements (Unaudited)       7 - 9

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10 - 16
   Item 3.     Controls and Procedures                                       16

PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings                                             17
   Item 2.     Changes in Securities and Use of Proceeds                     17
   Item 3.     Defaults Upon Senior Securities                               17
   Item 4.     Submission of Matters to a Vote of Security Holders           17
   Item 5.     Other Information                                             17
   Item 6.     Exhibits and Reports on Form 8-K                         17 - 20

   Signatures                                                           21 - 22

This Form 10-QSB contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Coddle Creek Financial Corp. that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2003 and December 31, 2002

                                                    March 31,         December 31,
ASSETS                                                2003                2002
--------------------------------------------------------------------------------------
                                                       (Unaudited)           (Note)
Cash
Interest-bearing deposits                             $ 24,907,000       $ 18,528,000
Noninterest-bearing deposits and cash on hand              778,000            601,000
Certificates of deposit                                    200,000            200,000
Securities available for sale                            2,293,000          1,890,000
Securities held to maturity                              1,022,000          1,030,000
Federal Home Loan Bank stock                             1,241,000          1,241,000
Loans receivable, net                                  106,389,000        110,844,000
Real Estate Owned                                          107,000                  -
Office properties and equipment, net                       846,000            850,000
Accrued interest receivable:
Investment securities                                      108,000             38,000
Loans receivable                                           741,000            790,000
Cash value of life insurance                             1,726,000          1,726,000
Deferred income taxes                                    1,169,000          1,175,000
Prepaid expenses and other assets                          125,000             37,000
                                                  ------------------------------------


Total assets                                         $ 141,652,000      $ 138,950,000
                                                  ====================================


NOTE: The Condensed Consolidated Statement of Financial Condition as of December
      31, 2002 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.



CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2003 and December 31, 2002

                                                                 March 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               2003                 2002
--------------------------------------------------------------------------------------------------
                                                                (Unaudited)            (Note)
Liabilities:
Deposits                                                        $ 116,551,000       $ 113,633,000
Advances from borrowers for taxes and insurance                       146,000              71,000
Accounts payable and other liabilities                                686,000             655,000
Income taxes payable                                                   85,000              37,000
Deferred compensation                                               2,802,000           2,798,000
                                                            --------------------------------------
Total liabilities                                                 120,270,000         117,194,000
                                                            --------------------------------------
Commitments
Stockholders' Equity
Preferred stock, authorized 5,000,000 shares; none issued                   -                   -
Common stock, no par value, authorized 20,000,000 shares;
 issued 699,156 shares                                                      -                   -
Additional paid-in capital                                          9,555,000           9,603,000
Accumulated other comprehensive income                                 51,000              39,000
Unearned ESOP shares                                               (2,898,000)         (2,898,000)
Unearned compensation                                              (1,577,000)         (1,618,000)
Retained earnings, substantially restricted                        16,251,000          16,630,000
                                                            --------------------------------------
Total stockholders' equity                                         21,382,000          21,756,000
                                                            --------------------------------------
Total liabilities and stockholders' equity                      $ 141,652,000       $ 138,950,000
                                                            ======================================



CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME For the
Three Months Ended March 31, 2003 and 2002


                                                                  2003                 2002
------------------------------------------------------------------------------------------------
                                                               (Unaudited)
Interest income:
Loans                                                          $ 1,957,000          $ 2,416,000
Investment securities                                               46,000               49,000
Other                                                               61,000               50,000
                                                           -------------------------------------
                                                                 2,064,000            2,515,000
Interest expense:
Deposits                                                           788,000              987,000
Federal Home Loan Bank advances and note payable                         -               20,000
                                                           -------------------------------------
                                                                   788,000            1,007,000
                                                           -------------------------------------
Net interest income                                              1,276,000            1,508,000
Provision for loan losses                                            9,000                    -
                                                           -------------------------------------
Net interest income after provision for loan losses              1,267,000            1,508,000
                                                           -------------------------------------
Noninterest income                                                  90,000               59,000
                                                           -------------------------------------
Other expenses:
Compensation and employee benefits                                 641,000              701,000
Management recognition plan                                         41,000               41,000
Net occupancy                                                       68,000               79,000
Deposit insurance premiums                                           9,000                5,000
Data processing                                                     57,000               80,000
Other                                                              164,000              201,000
                                                           -------------------------------------
                                                                   980,000            1,107,000
                                                           -------------------------------------
Income before income taxes                                         377,000              460,000
Income taxes                                                       132,000              166,000
                                                           -------------------------------------
Net income                                                         245,000              294,000
Other comprehensive income (loss), unrealized holding
gain (loss) arising during the period, net of tax                   12,000               (8,000)
                                                           -------------------------------------
Comprehensive income (loss)                                      $ 257,000            $ 286,000
                                                           =====================================

Basic earnings per share                                            $ 0.39               $ 0.48
                                                           =====================================
Diluted earnings per share                                          $ 0.39               $ 0.48
                                                           =====================================
Dividends per share                                                 $ 1.00               $ 0.25
                                                           =====================================

See Notes to Condensed Consolidated Financial Statements.


CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002


                                                             2003               2002
---------------------------------------------------------------------------------------
                                                          (Unaudited)
Cash Flows From Operating Activities
Net income                                                 $ 245,000         $ 294,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan loss                                        9,000                 -
Provision for depreciation                                    25,000            32,000
Provision for deferred income taxes                           (1,000)           (5,000)
ESOP contribution, net of tax benefit                        (48,000)          (53,000)
Amortization of deferred loan fees                            75,000            20,000
Amortization of unearned compensation                         41,000            41,000
Amortization of premiums and discounts on
investments                                                  (10,000)                -
Changes in assets and liabilities:
(Increase) decrease in:
Interest receivable                                          (21,000)         (252,000)
Cash value of life insurance                                       -             7,000
Income tax refund claim receivable                                 -           110,000
Prepaid expenses and other assets                            (88,000)          (16,000)
Increase in:
Interest payable                                               4,000             4,000
Accounts payable and other liabilities                        31,000           236,000
Income taxes payable                                          48,000            42,000
Deferred compensation                                          4,000            60,000
                                                    -----------------------------------
Net cash provided by operating activities                    314,000           520,000
                                                    -----------------------------------

                                (Continued)



CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002


                                                                       2003               2002
------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Proceeds from maturities of certificates of deposit                       $ 100,000               $ -
Purchases of certificates of deposit                                       (100,000)                -
Purchases of securities available for sale                                 (499,000)                -
Proceeds from maturities of securities available for sale                   125,000           732,000
Proceeds from maturities of securities held to maturity                       8,000           150,000
(Originations) and principal payments on loans receivable, net            4,264,000         2,073,000
Purchases of office properties and equipment                                (21,000)                -
                                                                   -----------------------------------
Net cash provided by investing activities                                 3,877,000         2,955,000
                                                                   -----------------------------------
Cash Flows From Financing Activities
Net increase (decrease)  in deposits                                      2,914,000        (2,748,000)
Proceeds from Federal Home Loan Bank advances                                     -         5,000,000
Payments on Federal Home Loan Bank advances                                       -       (12,700,000)
Increase in advances from borrowers for taxes
and insurance                                                                75,000            55,000
Cash dividends paid                                                        (624,000)         (153,000)
                                                                   -----------------------------------
Net cash provided by (used in) financing activities                       2,365,000       (10,546,000)
                                                                   -----------------------------------
Increase (decrease) in cash and cash equivalents                          6,556,000        (7,071,000)
Cash and cash equivalents:
Beginning                                                                19,129,000        21,373,000
                                                                   -----------------------------------
Ending                                                                 $ 25,685,000      $ 14,302,000
                                                                   ===================================

                                (Continued)



CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002


                                                                          2003               2002
---------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
Interest-bearing                                                          $ 24,907,000      $ 13,876,000
Noninterest-bearing                                                            778,000           426,000
                                                                      -----------------------------------
                                                                          $ 25,685,000      $ 14,302,000
                                                                      ===================================
Supplemental Schedule of Cash Flow Information
  Cash payments for:
Interest                                                                     $ 784,000         $ 999,000
Income taxes                                                                    84,000            56,000

Supplemental Disclosures of Noncash Transactions
Change in unrealized gain (loss) on available for sale securities,
net of deferred taxes                                                         $ 12,000          $ (8,000)
Real estate acquired in the settlement of loans                                107,000                 -


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

A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become
"undercapitalized" (as such term is defined in the applicable law and regulations).

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

Note 2.  Basis of Presentation


The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 2002, which is derived from audited financial statements at that date) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments
(none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders of the Company.

Note 3.  Earnings Per Share


Earnings per share has been calculated in accordance with Financial Accounting
Standards Board Statement No. 128, Earnings Per Share, and Statement of Position
93-6, Employers' Accounting for Employee Stock Ownership Plans. For purposes of this computation, the number of shares of common stock purchased by the Bank's
ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first quarter of 2003 and 2002, and because the average market price is lower than the exercise price of $31.00, the incremental shares are not considered dilutive and are not included in the calculation of dilutive earnings per share.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 3.       Earnings per Share (Continued)


The following are reconciliations of the amounts used in the per share calculations for 2003 and 2002:

                                              For the Three Months Ended
                                                March 31, 2003 and 2002
                                 --------------------------------------------------------
                                                        Weighted
                                                        Average
                                      Income             Shares           Per Share
                                   (Numerator)       (Denominator)          Amount
                                 --------------------------------------------------------

Basic and diluted EPS for 2003           $ 245,000            623,042             $ 0.39
Basic and diluted EPS for 2002             294,000            612,542               0.48


Note 4.  Stock Option and Management Recognition Plans


The Company's stockholders approved the Company's Stock Option Plan and the
Bank's Management Recognition Plan (the "MRP") on January 26, 1999. The Stock
Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company's common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB
Opinion No. 25 and its related interpretations. At March 31, 2003, 58,131 options have been granted at an exercise price of $31.00 and all are currently exercisable. No options have been exercised to date, and all options granted are outstanding at March 31, 2003. No options were granted in the three-month periods ending March 31, 2003 and 2002. The options outstanding have a weighted-average remaining life of 7 years, and the income effect of the options is immaterial.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 2003 and December 31, 2002:

At March 31, 2003 and December 31, 2002 total assets amounted to $141.7 million and $139.0 million, respectively. Loans receivable, net, decreased from $110.8 million at December 31, 2002 to $106.4 million at March 31, 2003, a $4.4 million decrease. Deposits increased $3.0 million from $113.6 million at December 31, 2002 to $116.6 million at March 31, 2003. Investment securities increased $.4 million from $4.2 million at December 31, 2002 to $4.6 million at March 31, 2003 due to maturities of securities amounting to $.2 million and purchases of securities in the amount of $.6 million. Stockholders' equity decreased by $374,000 for the three months ended March 31, 2003. This decrease is primarily due to net income of $245,000 offset by the payment of a dividend of $624,000 paid during the first quarter of 2003. The Company's liquidity position improved during the quarter as cash and cash equivalents increased $6.6 million to $25.7 million at March 31, 2003 from $19.1 million at December 31, 2002. This increase is primarily the result of the decrease in loans and an increase in savings deposits.

The Bank's level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $3.2 million of loans outstanding which were delinquent more than 90 days at March 31, 2003, compared to $2.3 million at December 31, 2002. This increase is due to slower customer payments and the addition of a few large dollar loans into this delinquency category. Based on management's analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $855,000 and $865,000 at March 31, 2003 and at December 31, 2002, respectively. Management believes the allowance to be adequate to absorb any future losses in the portfolio. See loan analysis on pages 12 and 13.

At March 31, 2003, the Company's capital amounted to $21.4 million, which as a percentage of total consolidated assets was 15%, and was in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and
2002:

General. Net income for the three months ended March 31, 2003 was $245,000 compared to $294,000 during the same quarter in 2002. The decrease in net income is due primarily to the decrease in the loan volume.

Interest income. Interest income decreased by $.4 million from $2.5 million for the three months ended March 31, 2002 to $2.1 million for the three months ended
March 31, 2003. The decrease is primarily due to a reduction in loan volume during the first quarter of 2003 as compared to 2002. The decrease is also partially due to a decrease in the average yield on interest earning assets from 7.36% during the three months ending March 31, 2002 to 6.11% during the three months ending March 31, 2003. Approximately 96% of the Bank's assets were interest-earning at March 31, 2003, and approximately 78% of such interest-earning assets were held in the form of loans receivable.



CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

--------------------------------------------------------------------------------

Interest expense. Interest expense decreased by $.2 million from $1.0 million during the three months ended March 31, 2002 to $.8 million for the three months ended March 31, 2003. The decrease is primarily due to lower interest rates paid on interest-bearing liabilities outstanding during the first quarter of 2003 in comparison to the same quarter a year earlier.

Net interest income. Net interest income decreased by $.2 million from $1.5 million for the three months ended March 31, 2002 to $1.3 million for the three months ended March 31, 2003, primarily due to the decrease in the loan volume, the effect of which was not entirely offset by the lower interest rates paid on interest-bearing liabilities.

Provision for loan losses. The Bank made provisions for loan losses amounting to $9,000 and $-0- during the quarters ended March 31, 2003 and 2002. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At March 31, 2003, the Bank's level of general valuation allowances for loan losses amounted to $855,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Non-interest expense. Non-interest expense decreased from $1.1 to $1.0 million for the three months ended March 31, 2003 compared to 2002. All categories of non-interest expense fluctuated by insignificant amounts between the two periods.


CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

--------------------------------------------------------------------------------

Loans Receivable Breakdown


                                          March 31,                  December 31,
                                ------------------------------------------------------------------------------------
                                            2003                        2002                        2001
                                ------------------------------------------------------------------------------------
                                                 Percentage                  Percentage                  Percentage
                                     Amount        of Total      Amount       of Total       Amount       of Total
                                ------------------------------------------------------------------------------------
Real estate loans:
One-to-four family residential      $ 90,032,000       84.63%   $ 91,537,000      82.58%   $ 100,697,000      84.57%
Multi-family residential               1,078,000        1.01       1,082,000       0.98        1,002,000       0.84
Nonresidential                         3,314,000        3.11       4,111,000       3.71        3,563,000       2.99
Construction                             974,000        0.92       2,539,000       2.29        4,126,000       3.47
Equity line                            9,865,000        9.27      10,386,000       9.37       10,079,000       8.46
                                ------------------------------------------------------------------------------------
Total real estate loans              105,263,000       98.94     109,655,000      98.93      119,467,000     100.33
                                ------------------------------------------------------------------------------------
Consumer Loans:
Installment loans                      2,555,000        2.40       2,748,000       2.48        2,394,000       2.01
Other                                  1,123,000        1.06         969,000       0.87          864,000       0.73
                                ------------------------------------------------------------------------------------
Total consumer loans                   3,678,000        3.46       3,717,000       3.35        3,258,000       2.74
                                ------------------------------------------------------------------------------------
Total gross loans                    108,941,000      102.40     113,372,000     102.28      122,725,000     103.07
                                ------------------------------------------------------------------------------------
Less:
Construction loans in process           (797,000)      (0.75)       (764,000)     (0.69)      (1,938,000)     (1.63)
Net deferred loan fees                  (900,000)      (0.85)       (899,000)     (0.81)        (825,000)     (0.69)
Allowance for loan losses               (855,000)      (0.80)       (865,000)     (0.78)        (896,000)     (0.75)
                                ------------------------------------------------------------------------------------
                                      (2,552,000)      (2.40)     (2,528,000)     (2.28)      (3,659,000)     (3.07)
                                ------------------------------------------------------------------------------------
                                   $ 106,389,000      100.00%  $ 110,844,000     100.00%   $ 119,066,000     100.00%
                                ====================================================================================




CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

--------------------------------------------------------------------------------

Analysis of Loan Losses


                                                Three Months
                                                    Ended                     Years Ended December 31,
                                                  March 31,     ----------------------------------------------------
                                                    2003              2002              2001             2000
                                              ----------------------------------------------------------------------
Balance at beginning of period                        $ 865,000         $ 896,000        $ 905,000        $ 898,000
                                              ----------------------------------------------------------------------
Loans charged off:
Real Estate                                             (16,000)                -                -                -
Consumer                                                 (3,000)          (31,000)          (9,000)               -
                                              ----------------------------------------------------------------------
Total loans charged off                                 (19,000)          (31,000)          (9,000)               -
                                              ----------------------------------------------------------------------
    Recoveries:
Real Estate                                                   -                 -                -            7,000
Consumer                                                      -                 -                -                -
                                              ----------------------------------------------------------------------
Total recoveries                                              -                 -                -            7,000
                                              ----------------------------------------------------------------------
     Provision for loan losses                            9,000                 -                -                -
                                              ----------------------------------------------------------------------
Balance at end of period                              $ 855,000         $ 865,000        $ 896,000        $ 905,000
                                              ======================================================================
Ratio of net charge-offs to
average loans outstanding                                 0.02%             0.03%            0.01%            0.00%
                                              ======================================================================



                                                                                  At December 31,
                                                  March 31,     ----------------------------------------------------
                                                    2003              2002              2001             2000
                                              ----------------------------------------------------------------------
Nonaccrual loans                                    $ 2,458,000       $ 1,697,000      $ 1,350,000      $ 1,436,000
Accruing loans past due 90 days or more                 735,000           639,000          636,000          657,000
Troubled debt restructuring                                   -                 -                -                -
Foreclosed real estate                                  107,000                 -                -                -
                                              ----------------------------------------------------------------------
Total nonperforming assets                          $ 3,300,000       $ 2,336,000      $ 1,986,000      $ 2,093,000
                                              ======================================================================

Nonperforming loans to total gross loans                  3.03%             2.06%            1.62%            1.55%
                                              ======================================================================

Nonperforming assets to total assets                      2.33%             1.68%            1.33%            1.38%
                                              ======================================================================

Total assets                                      $ 141,652,000      $138,950,000     $149,849,000     $151,732,000

Total gross loans                                 $ 108,941,000      $113,372,000     $122,725,000     $135,054,000



CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

--------------------------------------------------------------------------------

Net Interest Income

The following table provides information concerning the Bank's yields on interest earning assets and cost of funds on interest-bearing liabilities for the three months ended March 31, 2003 and the year ended December 31, 2002.


                                    At March 31,     For the Three Months Ended          For the Year Ended
                                        2003               March 31, 2003                 December 31, 2002
                                    -------------------------------------------------------------------------------
                                       Average                            Average                         Average
                                       Yield/       Average               Yield/     Average               Yield/
                                        Rate        Balance    Interest    Rate*     Balance    Interest    Rate
                                    -------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits               1.27%         $ 23,736      $ 61     1.03%    $ 14,138      $ 205    1.45%
Investments                             4.83%            3,410        46     5.40%       3,392        173    5.10%
Loans receivable, net                   6.79%          107,929     1,957     7.25%     118,277      8,886    7.51%
                                                  -----------------------          -----------------------
Total interest-earning assets           5.77%          135,075     2,064     6.11%     135,807      9,264    6.82%
Other assets                                             6,425                           4,434
                                                  -------------                    ------------
Total assets                                         $ 141,500                       $ 140,241
                                                  =============                    ============

Interest-bearing liabilities:
NOW and Money market                    1.25%         $ 29,273     $ 107     1.46%    $ 27,530      $ 447    1.62%
Passbook accounts                       1.19%           10,520        39     1.48%      10,252        171    1.67%
Certificates of deposit                 3.36%           76,246       642     3.37%      73,556      2,976    4.05%
Note payable and FHLB advances           n/a                 -         -      n/a        3,922         91    2.32%
                                                  -----------------------          -----------------------
Total interest-bearing liabilities      2.63%          116,039       788     2.72%     115,260      3,685    3.20%
Other liabilities                                        4,222                           3,908
Stockholders' equity                                    21,239                          21,073
                                                  -------------                    ------------
Total liabilities and stockholder's
equity                                               $ 141,500                       $ 140,241
                                                  =============                    ============

Net interest income and interest
rate spread                             3.14%                    $ 1,276     3.39%                $ 5,579    3.62%
                                                               ==========                      ===========
Net yield on interest-earning
assets                                                                       3.78%                           4.11%
Ratio of average interest-earning
assets to average interest-bearing
liabilities                                                                116.40%                         117.83%

*Annualized

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Critical Accounting Policies:

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         Allowance for Loan Losses. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term, and is established through a provision for loan losses. The allowance is based upon past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties that collateralize loans. With respect to loans that are deemed impaired, if any, the calculation of allowance for loan losses is based upon the discounted present value of expected cash flows to be received from the debtor, or other measures of market prices or collateral values. Management believes that it uses the best information available to make such determinations. If actual circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary, and results of operations will be affected. For example, a prolonged economic turndown will negatively impact customers' abilities to repay their loans in a timely manner and could result in an adverse effect in the Company's net income. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principals generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

         The above is not intended to be a comprehensive list of all the Company's accounting policies.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Capital Resources and Liquidity (Continued):

Mooresville Savings must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 2003 was considerably in excess of such requirements. The Bank's liquidity has increased from December 31, 2002 in order to fund the Bank's expected loan growth. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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


Item 3.  Controls and Procedures

In connection with the preparation of this report, the Corporation's President/CEO and Controller/Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days of the filing of the report and have concluded that the Corporation's disclosure controls and procedures are suitable and effective for the Corporation, taking into consideration the size and nature of the Corporation's business and operations. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  Exhibit 99          Certification pursuant to 18 U.S.C.
                                      Section 1350



           (b) No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Coddle Creek Financial Corp.

Dated      May 15, 2003                        By:  /s/ George W. Brawley, Jr.
      -------------------------------               ----------------------------
                                                    George W. Brawley
                                                    President and CEO

Dated      May 15, 2003                        By:  /s/ Billy R. Williams
      --------------------------------              ----------------------------

                                                    Billy R. Williams
                                                    Secretary/Controller

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER



I, George W. Brawley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coddle Creek Financial Corp. (the "registrant");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                By:  /s/ George W. Brawley
                                     -------------------------------------------
                                       George W. Brawley
                                       President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER



I, Billy R. Williams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coddle Creek Financial Corp. (the "registrant");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003               By: /s/ Billy R. Williams
                                     -------------------------------------------
                                       Billy R. Williams
                                       Secretary, Controller