Form 10QSB
period 2003-06-30
CODDLE CREEK FINANCIAL CORP
filed 2003-08-14
CIK 1045944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 25049

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check ☒ whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 12, 2003 there were issued and outstanding 699,156 shares of the Registrant’s common stock, no par value.

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

ITEM 1. FINANCIAL STATEMENTS

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2003 and December 31, 2002

ASSETS	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Cash
Interest-bearing deposits	$25,397,000	$18,528,000
Noninterest-bearing deposits and cash on hand	754,000	601,000
Certificates of deposit	200,000	200,000
Securities available for sale	2,017,000	1,890,000
Securities held to maturity	1,025,000	1,030,000
Federal Home Loan Bank stock	1,040,000	1,241,000
Loans receivable, net	105,628,000	110,844,000
Real estate owned	107,000	—
Office properties and equipment, net	850,000	850,000
Accrued interest receivable:
Investment securities	171,000	38,000
Loans receivable	732,000	790,000
Cash value of life insurance	1,709,000	1,726,000
Deferred income taxes	1,208,000	1,175,000
Prepaid expenses and other assets	139,000	37,000

Total assets	$140,977,000	$138,950,000

NOTE:	The Condensed Consolidated Statement of Financial Condition as of December 31, 2002 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDER’S EQUITY	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Liabilities:
Deposits	$115,652,000	$113,633,000
Advances from borrowers for taxes and insurance	211,000	71,000
Accounts payable and other liabilities	884,000	655,000
Income taxes payable	27,000	37,000
Deferred compensation	2,746,000	2,798,000

Total liabilities	119,520,000	117,194,000

Commitments
Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; issued 699,156 shares	—	—
Additional paid-in capital	9,507,000	9,603,000
Accumulated other comprehensive income	75,000	39,000
Unearned ESOP shares	(2,898,000)	(2,898,000)
Unearned compensation	(1,537,000)	(1,618,000)
Retained earnings, substantially restricted	16,310,000	16,630,000

Total stockholders’ equity	21,457,000	21,756,000

Total liabilities and stockholders’ equity	$140,977,000	$138,950,000

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2003 and 2002

	2003	2002
	(Unaudited)
Interest income:
Loans	$1,861,000	$2,187,000
Investment securities	36,000	41,000
Other	69,000	46,000

	1,966,000	2,274,000

Interest expense:
Deposits	749,000	935,000
Federal Home Loan Bank advances and note payable	—	30,000

	749,000	965,000

Net interest income	1,217,000	1,309,000
Provision for loan losses	9,000	—

Net interest income after provision for loan losses	1,208,000	1,309,000

Noninterest income	60,000	87,000

Noninterest expenses:
Compensation and employee benefits	589,000	651,000
Management recognition plan	40,000	41,000
Net occupancy	85,000	77,000
Deposit insurance premiums	5,000	10,000
Data processing	58,000	52,000
Other	184,000	194,000

	961,000	1,025,000

Income before income taxes	307,000	371,000
Income taxes	92,000	156,000

Net income	215,000	215,000
Other comprehensive income, unrealized holding gains arising during the period, net of tax	24,000	3,000

Comprehensive income	$239,000	$218,000

Basic earnings per share	$0.34	$0.35

Diluted earnings per share	$0.34	$0.35

Dividends per share	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2003 and 2002

	2003	2002
	(Unaudited)
Interest income:
Loans	$3,818,000	$4,603,000
Investment securities	82,000	90,000
Other	130,000	96,000

	4,030,000	4,789,000

Interest expense:
Deposits	1,537,000	1,922,000
Federal Home Loan Bank advances and note payable	—	50,000

	1,537,000	1,972,000

Net interest income	2,493,000	2,817,000
Provision for loan losses	18,000	—

Net interest income after provision for loan losses	2,475,000	2,817,000

Noninterest income	150,000	146,000

Noninterest expenses:
Compensation and employee benefits	1,230,000	1,270,000
Management recognition plan	81,000	164,000
Net occupancy	153,000	156,000
Deposit insurance premiums	14,000	15,000
Data processing	115,000	132,000
Other	348,000	395,000

	1,941,000	2,132,000

Income before income taxes	684,000	831,000
Income taxes	224,000	322,000

Net income	460,000	509,000
Other comprehensive income, unrealized holding gains (losses) arising during the period, net of tax	36,000	(5,000)

Comprehensive income	$496,000	$504,000

Basic earnings per share	$0.74	$0.83

Diluted earnings per share	$0.74	$0.83

Dividends per share	$1.25	$0.50

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

	2003	2002
	(Unaudited)
Cash Flows From Operating Activities
Net income	$460,000	$509,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	18,000	—
Provision for depreciation	51,000	65,000
Provision for deferred income taxes	(66,000)	(4,000)
Vesting of management recognition plan	—	1,000
ESOP contribution, net of tax benefit	(96,000)	(105,000)
Amortization of unearned compensation	81,000	82,000
Changes in assets and liabilities:
(Increase) decrease in:
Interest receivable	(75,000)	(274,000)
Cash value of life insurance	17,000	18,000
Income tax refund claim receivable	—	110,000
Prepaid expenses and other assets	(102,000)	(28,000)
Increase (decrease) in:
Interest payable	(2,000)	—
Accounts payable and other liabilities	229,000	(101,000)
Income taxes payable	(10,000)	136,000
Deferred compensation	(52,000)	120,000

Net cash provided by operating activities	453,000	529,000

(Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six Months Ended June 30, 2003 and 2002

	2003	2002
	(Unaudited)
Cash Flows From Investing Activities
Proceeds from maturities of certificates of deposit	$100,000	$—
Purchases of certificates of deposit	(100,000)	—
Purchases of securities available for sale	(500,000)	—
Proceeds from maturities of securities available for sale	442,000	729,000
Proceeds from maturities of securities held to maturity	5,000	150,000
Proceeds from sale of Federal Home Loan Bank Stock	201,000	—
(Originations) and principal payments on loans receivable, net	5,091,000	262,000
Purchases of office properties and equipment	(51,000)	(21,000)

Net cash provided by investing activities	5,188,000	1,120,000

Cash Flows From Financing Activities
Net increase (decrease) in deposits	2,021,000	(3,932,000)
Proceeds from Federal Home Loan Bank advances	—	5,000,000
Payments on note payable	—	(12,700,000)
Increase in advances from borrowers for taxes and insurance	140,000	123,000
Cash dividends paid	(780,000)	(308,000)

Net cash provided by (used in) financing activities	1,381,000	(11,817,000)

Increase (decrease) in cash and cash equivalents	7,022,000	(10,168,000)
Cash and cash equivalents:
Beginning	19,129,000	21,373,000

Ending	$26,151,000	$11,205,000

(Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six Months Ended June 30, 2003 and 2002

	2003	2002
	(Unaudited)
Supplemental Schedule of Cash and Cash Equivalents
Interest-bearing	$25,397,000	$10,626,000
Noninterest-bearing	754,000	579,000

	$26,151,000	$11,205,000

Supplemental Schedule of Cash Flow Information
Cash payments for:
Interest	$1,539,000	$1,961,000
Income taxes	300,000	76,000

Supplemental Disclosures of Noncash Transactions
Change in unrealized gain (loss) on available for sale securities, net of deferred taxes	$36,000	$(5,000)
Real estate acquired in the settlement of loans	107,000	—

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Nature of Business

On December 30, 1997, pursuant to a Plan of Conversion which was approved by its members and regulators, Mooresville Savings Bank, Inc., SSB (the “Bank” or “Mooresville Savings”) converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the “Conversion”) and became a wholly-owned subsidiary of Coddle Creek Financial Corp. (the “Company”). Coddle Creek was formed to acquire all of the common stock of the Bank upon its conversion to stock form. The Company has no operations and conducts no business of its own other than owning Mooresville Savings, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the “ESOP”), which was established in connection with the Conversion.

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

Concurrent with the Conversion, and pursuant to North Carolina regulations, the Bank established a liquidation account in an amount equal to its net worth as reflected in its statement of financial condition, contained in the prospectus used in connection with the Company’s initial public offering. The liquidation account is maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after Conversion. Only in the event of a complete liquidation of the Company will each deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank cannot be paid from this liquidation account.

The Company must obtain Federal Reserve approval prior to repurchasing Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

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

Note 2. Basis of Presentation

The accompanying unaudited financial statements (except for the statements of financial condition at December 31, 2002, which is derived from audited financial statements at that date) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders of the Company.

Note 3. Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Statement No. 128 requires the presentation of earnings per share by all entries that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. For purposes of this computation, the number of shares of common stock purchased by the Bank’s ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first and second quarter of 2003 and 2002. The average market price during the first and second quarters of 2003 was less than the exercise price of $31.00; therefore, no incremental shares were included in computing dilutive earnings per share for those periods. The average market price during the second quarter of 2002 was higher than the exercise price of $31.00; therefore, 668 and 335 incremental shares were included in computing dilutive earnings per share for the three and six month periods, respectively, ending June 30, 2002.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share (Continued)

The following are reconciliations of the amounts used in the per share calculations for 2003 and 2002:

	For the Three Months Ended June 30, 2003 and 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS for 2003	$215,000	625,676	$0.34
Diluted EPS for 2003	215,000	625,676	0.34
Basic EPS for 2002	215,000	615,365	0.35
Diluted EPS for 2002	215,000	616,033	0.35

	For the Six Months Ended June 30, 2003 and 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS for 2003	$460,000	624,366	$0.74
Diluted EPS for 2003	460,000	624,366	0.74
Basic EPS for 2002	509,000	614,065	0.83
Diluted EPS for 2002	509,000	614,400	0.83

Note 4. Stock Option and Management Recognition Plans

The Company’s stockholders approved the Company’s Stock Option Plan and the Bank’s Management Recognition Plan (the “MRP”) on January 26, 1999. The Stock Option Plan reserves for issuance up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company’s common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At June 30, 2003, 58,131 options had been granted at an exercise price of $31.00, and all are currently exercisable. No options have been exercised to date, and all options granted are outstanding at June 30, 2003. No options were granted during the three or six month periods ending June 30, 2003 and 2002. The options outstanding have a weighted-average remaining life of 6 years, and the income effect of the options determined based on the fair value method under SFAS 123 is immaterial.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Stock Option and Management Recognition Plans (Continued)

The MRP reserved for issuance 26,979 shares of common stock to officers, directors, and employees at the time of the adoption. The Bank issued 24,281 shares and 400 shares from authorized but unissued common stock to fund the MRP on January 26, 1999 and January 26, 2000, respectively. The restricted common stock under the MRP vests 25% at the date of grant and 25% annually beginning on the one year anniversary of the date of grant. The expense related to the vesting of the MRP totaled $0 and $1,000 for the six month period ended June 30, 2003 and 2002, respectively.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2003 and December 31, 2002:

At June 30, 2003 and December 31, 2002 total assets amounted to $141.0 million and $139.0 million, respectively. Loans receivable, net, decreased from $110.8 million at December 31, 2002 to $105.6 million at June 30, 2003, a $5.2 million decrease. Deposits increased $2.1 million from $113.6 million at December 31, 2002 to $115.7 million at June 30, 2003. Investment securities decreased $.1 million from $4.2 million at December 31, 2002 to $4.1 million at June 30, 2003 due to maturities of securities amounting to $.6 million and purchases of securities in the amount of $.5 million. Stockholders’ equity decreased by $299,000 for the six months ended June 30, 2003. This decrease is primarily due to net income of $460,000 offset by the payment of a dividend of $780,000 paid during the first six months of 2003. The Company’s liquidity position improved during the six months as cash and cash equivalents increased $7.0 million to $26.1 million at June 30, 2003 from $19.1 million at December 31, 2002. This increase is primarily the result of the decrease in loans and an increase in savings deposits.

The Bank’s level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low as a percentage of total loans outstanding. The Bank had $3.6 million of loans outstanding which were delinquent more than 90 days at June 30, 2003, compared to $2.3 million at December 31, 2002. This increase is due to slower customer payments and the addition of a few large dollar loans into this delinquency category. Based on management’s analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses is $862,000 and $865,000 at June 30, 2003 and at December 31, 2002, respectively. Management believes the allowance to be adequate to absorb any future losses in the portfolio. See loan analysis on pages 15 and 16.

At June 30, 2003, the Company’s capital amounted to $21.5 million, which as a percentage of total consolidated assets was 15%, and was in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2003 and 2002:

General. Net income for the three and six months ended June 30, 2003 was $215,000 and $460,000, respectively, compared to $215,000 and $509,000 during the same quarters in 2002.

The decrease in earnings was primarily attributable to a reduction in the interest rate spread for the three and six month period ended June 30, 2003 partially offset by a decrease in compensation expense. Compensation expense decreased during the six months ended June 30, 2003 due to a reduction in deferred compensation expense as one of the retirement plans is now fully funded.

Interest income. Interest income decreased by $.3 million to $2.0 million for the three months ended June 30, 2003 from $2.3 million for the three months ended June 30, 2002 and decreased $.8 million to $4.0 million for the six months ended June 30, 2003 from the $4.8 million for the six months ended June 30, 2002. The decrease is primarily due to both a decrease in the interest rate earned on interest-earning assets during the first six months of 2003 as compared to 2002 and a reduction in the average balance of loans receivable. Approximately 96% of the Bank’s assets were interest earning at June 30, 2003, and approximately 76% of such interest-earning assets were held in the form of loans receivable. See rate-volume table on page 14.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense. Interest expense decreased by $.3 million from $1.0 million during the three months ended June 30, 2002 to $.7 million for the three months ended June 30, 2003. Interest expense decreased by $.5 million from $2.0 million for the six months ended June 30, 2002 to $1.5 million for the six months ended June 30, 2003. These decreases are due primarily to lower interest rates paid on interest-bearing liabilities outstanding during the first six months of 2003 in comparison to the same six-month period a year earlier. See the rate-volume table on page 14.

Net interest income. Net interest income decreased by $.1 from $1.3 million for the three months ended June 30, 2002 to $1.2 for the three months ended June 30, 2003. Net interest income decreased by $.3 million from $2.8 million for the six months ended June 30, 2002 to $2.5 million for the six months ended June 30, 2003. The decrease is primarily due to both a reduction in the average outstanding balance of loans receivable and a reduction in the interest rate earned on interest-earning assets offset substantially by a decrease in interest rates in interest-bearing liabilities.

Provision for loan losses. The Bank made provisions for loan losses amounting to $18,000 and $-0- during the six months ended June 30, 2003 and 2002. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts the Bank’s management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank’s level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At June 30, 2003, the Bank’s level of general valuation allowances for loan losses amounted to $862,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Non-interest expense. Non-interest expense remained stable at $1.0 million for the three months ended June 30, 2002 and 2003. Non-interest expense decreased by $.2 million from $2.1 million for the six months ended June 30, 2002 to $1.9 million for the six months ended June 30, 2003. Specifically, compensation expense decreased by $.1 million from 2002 to 2003 due primarily to the decrease in deferred compensation. All other categories of non-interest expense fluctuated by insignificant amounts between the two periods.

Income taxes. The effective income tax rate for 2003 is lower than expected as a result of adjustments reflecting over-accrued income tax at December 31, 2002. The effective income tax rate reflects normal expected rates on taxable income in 2002.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis

	Six months ended June 30, 2003 vs. 2002 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net
	(In Thousands)
Interest Income:
Interest-bearing deposits	$220	$(102)	$(84)	$34
Investments	(5)	(13)	10	(8)
Loans receivable	(907)	(694)	816	(785)

Total interest income	(692)	(809)	742	(759)

Interest Expense:
Deposits	178	(542)	(21)	(385)
Note payable and FHLB advances	(120)	(120)	190	(50)

Total interest expense	58	(662)	169	(435)

Net Interest Income	$(750)	$(147)	$573	$(324)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans Receivable Breakdown

	June 30, 2003		December 31, 2002
	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
One-to-four family residential	$89,523,000	83.74%	$91,537,000	82.58%
Multi-family residential	1,074,000	1.02	1,082,000	0.98
Nonresidential	2,883,000	2.73	4,111,000	3.71
Construction	1,094,000	1.04	2,539,000	2.29
Equity line	10,140,000	9.60	10,386,000	9.37

Total real estate loans	104,714,000	99.13	109,655,000	98.93

Consumer Loans:
Installment loans	2,462,000	2.33	2,748,000	2.48
Other	1,667,000	1.58	969,000	0.87

Total consumer loans	4,129,000	3.91	3,717,000	3.35

Total gross loans	108,843,000	103.04	113,372,000	102.28

Less:
Construction loans in process	(1,420,000)	(1.34)	(764,000)	(0.69)
Net deferred loan fees	(933,000)	(0.88)	(899,000)	(0.81)
Allowance for loan losses	(862,000)	(0.82)	(865,000)	(0.78)

	(3,215,000)	(3.04)	(2,528,000)	(2.28)

	$105,628,000	100.00%	$110,844,000	100.00%

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Loan Losses

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Balance at beginning of period	$865,000	$896,000

Loans charged off:
Real Estate	(16,000)	—
Consumer	(5,000)	(31,000)

Total loans charged off	(21,000)	(31,000)

Recoveries:
Real Estate	—
Consumer	—	—

Total recoveries	—	—

Provision for loan losses	18,000	—

Balance at end of period	$862,000	$865,000

Ratio of net charge-offs to average loans outstanding	0.02%	0.03%

	At June 30, 2003	At December 31, 2002
Nonaccrual loans	$2,984,000	$1,697,000
Accruing loans past due 90 days or more	579,000	639,000
Troubled debt restructuring	—	—
Foreclosed real estate	107,000	—

Total nonperforming assets	$3,670,000	$2,336,000

Nonperforming loans to total gross loans	3.27%	2.06%

Nonperforming assets to total assets	2.60%	1.68%

Total assets	$140,977,000	$138,950,000

Total gross loans	$108,843,000	$113,372,000

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

The following table provides information concerning the Bank’s yields on interest earning assets and cost of funds on interest-bearing liabilities for the six months ended June 30, 2003 and the year ended December 31, 2002.

	At June 30, 2003	For the Six Months Ended June 30, 2003			For the Year Ended December 31, 2002
	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate*	Average Balance	Interest	Average Yield/ Rate
		(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	1.02%	$24,142	$130	1.08%	$14,138	$205	1.45%
Investments	4.65%	3,398	82	4.83%	3,392	173	5.10%
Loans receivable, net	6.63%	107,064	3,818	7.13%	118,277	8,886	7.51%

Total interest-earning assets	5.57%	134,604	4,030	5.99%	135,807	9,264	6.82%
Other assets		6,668			4,434

Total assets		$141,272			$140,241

Interest-bearing liabilities:
NOW and Money market	1.28%	$28,944	$198	1.37%	$27,530	$447	1.62%
Passbook accounts	1.19%	10,615	68	1.28%	10,252	171	1.67%
Certificates of deposit	3.24%	76,264	1,271	3.33%	73,556	2,976	4.05%
Note payable and FHLB advances	n/a	—		n/a	3,922	91	2.32%

Total interest-bearing liabilities	2.56%	115,823	1,537	2.65%	115,260	3,685	3.20%
Other liabilities		4,171			3,908
Stockholders’ equity		21,278			21,073

Total liabilities and stockholder’s equity		$141,272			$140,241

Net interest income and interest rate spread	3.01%		$2,493	3.34%		$5,579	3.62%

Net yield on interest-earning assets				3.70%			4.11%
Ratio of average interest-earning assets to average interest-bearing liabilities				116.22%			117.83%

*	Annualized

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term, and is established through a provision for loan losses. The allowance is based upon past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties that collateralize loans. With respect to loans that are deemed impaired, if any, the calculation of allowance for loan losses is based upon the discounted present value of expected cash flows to be received from the debtor, or other measures of market prices or collateral values. Management believes that it uses the best information available to make such determinations. If actual circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary, and results of operations will be affected. For example, a prolonged economic turndown will negatively impact customers’ abilities to repay their loans in a timely manner and could result in an adverse effect in the Company’s net income. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principals generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

The above is not intended to be a comprehensive list of all the Company’s accounting policies.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mooresville Savings must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank’s liquidity ratio at June 30, 2003 was considerably in excess of such requirements. The Bank’s liquidity has increased from December 31, 2002 in order to fund the Bank’s expected loan growth. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company’s published financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Bank’s financial reporting process.

The Company’s management, under the supervision and with the participation of its President/CEO and Controller (its principal executive officer and principal financial officer, respectively), have concluded based on their evaluation as of the end of the period covered by this report that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President/CEO and Controller of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective, actions with regard to significant deficiencies and material weaknesses. Without limiting the foregoing, there have been no significant changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not engaged in any material legal proceedings at the present time. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it and other matters of a like kind.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Stockholders on April 25, 2003. The purpose of the meeting was to vote on the following proposals:

1.	Election of six directors:

2.	Ratification of appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 2003.

At the Annual Meeting the following matters were voted on by the Company’s shareholders and approved by the number of votes specified below:

1.	The election as directors of the nominees listed below for a term ending as of the 2004 Annual Meeting of Stockholders of the Company or until their successors are duly elected and qualify.

Nominees for	For		Withheld	Broker Non-Votes
One-Year Term	Number	Percent	Number	Percent	Number	Percent
Donald R. Belk	633,007	99.9%	500	0.1%	—	—
Dale W. Brawley	633,007	99.9%	510	0.1%	—	—
George W. Brawley, Jr.	633,017	99.9%	500	0.1%	—	—
Jack G. Lawler	632,217	99.8%	1,300	0.2%	—	—
Don E. Mills, Jr.	632,417	99.8%	1,100	0.2%	—	—
Claude U. Voils, Jr.	633,017	99.9%	500	0.1%	—	—

The above constitute all of the members of the Company’s Board of Directors. No other members continued to serve on the Board of Directors who were not elected at the annual meeting.

2.	The ratification of the selection by the Company’s Audit Committee of McGladrey & Pullen, LLP as the independent auditor for the year ending December 31, 2003.

For	Against	Abstain	Broker Non-Votes
632,487	500	530	—
99.8%	0.1%	0.1%	—

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997.

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997.

Exhibit (10)(a)	Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and George W. Brawley, Jr. dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (a) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(b)	Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Dale W. Brawley dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (b) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(c)	Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Billy R. Williams dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (c) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(d)	Employee Stock Ownership Plan and Trust of Mooresville Savings Bank, Inc., S.S.B., incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 1997.

Exhibit (10)(e)	Mooresville Savings Bank, Inc., S.S.B. Severance Plan, incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and as amended on November 5 and 10, 1997.

Exhibit (10)(f)	Capital Maintenance Agreement between Coddle Creek Financial Corp. and Mooresville Savings Bank, Inc., S.S.B., incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1997.

Exhibit (10)(g)	Management Recognition Plan of Mooresville Savings Bank, Inc., S.S.B., incorporated herein by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(h)	Stock Option Plan of Coddle Creek Financial Corp., incorporated herein by reference to Exhibit 10(h) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(i)	(i) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley and Claude U. Voils, Jr. dated September 3, 1979, as amended and restated September 8, 1997 and as amended on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(i) to the Company’s Form 10-K for the year ended December 31, 1998.

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

Exhibit (10)(j)	Mooresville Savings Bank, Inc., S.S.B. Non-Qualified Excess Savings Plan, incorporated herein by reference to Exhibit 10(i) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, as amended on November 5 and 10, 1997.

Exhibit 31.1	Certification of George W. Brawley, Jr. pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Billy R. Williams pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act.

Exhibit 32	Certification of George W. Brawley, Jr. and Billy R. Williams furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.

(b) No reports on Form 8-K were filed during the three months ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coddle Creek Financial Corp.

Dated August 13, 2003	By:	/s/ George W. Brawley, Jr.
George W. Brawley
President and CEO

Dated August 13, 2003	By:	/s/ Billy R. Williams
Billy R. Williams
Secretary/Controller