Form 10QSB
period 2003-09-30
CODDLE CREEK FINANCIAL CORP
filed 2003-11-10
CIK 1045944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 25049

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check ☑ whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

As of November 6, 2003 there were issued and outstanding 699,156 shares of the Registrant’s common stock, no par value.

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

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2003 and December 31, 2002

ASSETS	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Cash:
Interest-bearing deposits	$24,275,000	$18,528,000
Noninterest-bearing deposits and cash on hand	654,000	601,000
Certificates of deposit	200,000	200,000
Securities available for sale	3,573,000	1,890,000
Securities held to maturity	525,000	1,030,000
Federal Home Loan Bank stock	1,040,000	1,241,000
Loans receivable, net	104,431,000	110,844,000
Office properties and equipment, net	832,000	850,000
Accrued interest receivable:
Investment securities	196,000	38,000
Loans receivable	736,000	790,000
Cash value of life insurance	1,695,000	1,726,000
Deferred income taxes	1,196,000	1,175,000
Prepaid expenses and other assets	179,000	37,000

Total assets	$139,532,000	$138,950,000

NOTE:	The Condensed Consolidated Statement of Financial Condition as of December 31, 2002 has been taken from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Liabilities:
Deposits	$113,706,000	$113,633,000
Advances from borrowers for taxes and insurance	252,000	71,000
Accounts payable and other liabilities	1,283,000	655,000
Income taxes payable	66,000	37,000
Deferred compensation	2,721,000	2,798,000

Total liabilities	118,028,000	117,194,000

Commitments
Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; issued 699,156 shares	—	—
Additional paid-in capital	9,465,000	9,603,000
Accumulated other comprehensive income	102,000	39,000
Unearned ESOP shares	(2,898,000)	(2,898,000)
Unearned compensation	(1,496,000)	(1,618,000)
Retained earnings, substantially restricted	16,331,000	16,630,000

Total stockholders’ equity	21,504,000	21,756,000

Total liabilities and stockholders’ equity	$139,532,000	$138,950,000

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)
Interest income:
Loans	$1,957,000	$2,215,000
Investment securities	30,000	40,000
Other	57,000	53,000

	2,044,000	2,308,000
Interest expenses:
Deposits	699,000	1,012,000
Federal Home Loan Bank advances and note payable	—	30,000

	699,000	1,042,000

Net interest income	1,345,000	1,266,000
Provision for loan losses	9,000	—

Net interest income after provision for loan losses	1,336,000	1,266,000

Noninterest income	144,000	57,000

Noninterest expenses:
Compensation and employee benefits	646,000	697,000
Net occupancy	78,000	36,000
Data processing	61,000	57,000
Other	193,000	197,000

	978,000	987,000

Income before income taxes	502,000	336,000
Income taxes	165,000	112,000

Net income	337,000	224,000
Other comprehensive income, unrealized holding gains arising during the period, net of tax	27,000	19,000

Comprehensive income	$364,000	$243,000

Basic earnings per share	$0.54	$0.36

Diluted earnings per share	$0.53	$0.36

Dividends per share	$0.50	$0.25

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)
Interest income:
Loans	$5,775,000	$6,818,000
Investment securities	112,000	130,000
Other	187,000	149,000

	6,074,000	7,097,000

Interest expenses:
Deposits	2,236,000	2,934,000
Federal Home Loan Bank advances and note payable	—	80,000

	2,236,000	3,014,000

Net interest income	3,838,000	4,083,000
Provision for loan losses	27,000	—

Net interest income after provision for loan losses	3,811,000	4,083,000

Noninterest income	294,000	203,000

Noninterest expenses:
Compensation and employee benefits	1,957,000	2,131,000
Net occupancy	231,000	192,000
Deposit insurance premiums	14,000	15,000
Data processing	176,000	189,000
Other	541,000	592,000

	2,919,000	3,119,000

Income before income taxes	1,186,000	1,167,000
Income taxes	389,000	434,000

Net income	797,000	733,000
Other comprehensive income, unrealized holding gain arising during the period, net of tax	63,000	14,000

Comprehensive income	$860,000	$747,000

Basic earnings per share	$1.27	$1.19

Diluted earnings per share	$1.27	$1.19

Dividends per share	$1.75	$0.75

See Notes to Condensed Consolidated Financial Statements.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)
Cash Flows From Operating Activities
Net income	$797,000	$733,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,000	—
Provision for depreciation	78,000	91,000
Loss on sale of real estate	8,000	—
Provision for deferred income taxes	(57,000)	12,000
Vesting of management recognition plan	—	2,000
ESOP contribution, net of tax benefit	(138,000)	(156,000)
Amortization of unearned compensation	122,000	122,000
Changes in assets and liabilities:
(Increase) decrease in:
Interest receivable	(104,000)	(345,000)
Cash value of life insurance	31,000	29,000
Income tax refund claim receivable	—	110,000
Prepaid expenses and other assets	(142,000)	(41,000)
Increase (decrease) in:
Interest payable	2,000	—
Accounts payable and other liabilities	453,000	500,000
Income taxes payable	29,000	138,000
Deferred compensation	(77,000)	180,000

Net cash provided by operating activities	1,029,000	1,375,000

(Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)
Cash Flows From Investing Activities
Proceeds from maturities of certificates of deposit	$200,000	$—
Purchases of certificates of deposit	(200,000)	(478,000)
Purchases of securities available for sale	(2,534,000)	—
Proceeds from maturities of securities available for sale	950,000	725,000
Proceeds from maturities of securities held to maturity	505,000	150,000
Proceeds from sale of Federal Home Loan Bank Stock	201,000	—
(Originations) and principal payments on loans receivable, net	6,378,000	2,825,000
Purchases of office properties and equipment	(60,000)	(6,000)

Net cash provided by investing activities	5,440,000	3,216,000

Cash Flows From Financing Activities
Net increase in deposits	71,000	1,030,000
Proceeds from Federal Home Loan Bank advances	—	5,000,000
Payments on note payable	—	(12,700,000)
Increase in advances from borrowers for taxes and insurance	181,000	156,000
Cash dividends paid	(921,000)	(462,000)

Net cash used in financing activities	(669,000)	(6,976,000)

Increase (decrease) in cash and cash equivalents	5,800,000	(2,385,000)
Cash and cash equivalents:
Beginning	19,129,000	21,373,000

Ending	$24,929,000	$18,988,000

(Continued)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)
Supplemental Schedule of Cash and Cash Equivalents
Interest-bearing	$24,275,000	$18,444,000
Noninterest-bearing	654,000	544,000

	$24,929,000	$18,988,000

Supplemental Schedule of Cash Flow Information
Cash payments for:
Interest	$2,234,000	$2,994,000
Income taxes	416,000	186,000

Supplemental Disclosures of Noncash Transactions
Change in unrealized gain on available for sale securities, net of deferred taxes	$63,000	$14,000
Real estate acquired in the settlement of loans	107,000	—
Origination of loans to facilitate sale of real estate	99,000	—

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

The Company must obtain Federal Reserve approval prior to repurchasing Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks, (ii) received a one or two rating in its last examination, and (iii) is not the subject of any unresolved supervisory issues.

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

A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on or repurchase any of its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

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

Note 2. Basis of Presentation

The accompanying unaudited financial statements (except for the statement of financial condition at December 31, 2002, which was derived from audited financial statements as of that date) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders of the Company.

Note 3. Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, and Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. For purposes of this computation, the number of shares of common stock purchased by the Bank’s ESOP which have not been allocated to participant accounts are not assumed to be outstanding. Options to purchase 58,131 shares of common stock at $31.00 per share were outstanding during the first, second and third quarters of 2003 and 2002. The average market price during the third quarter of 2003 was higher than the exercise price of $31.00; therefore incremental shares were included in computing dilutive earnings per share for the three and nine month periods ending September 30, 2003. The average market price during the third quarter of 2002 was higher than the exercise price of $31.00; therefore, incremental shares were included in computing dilutive earnings per share for the three and nine month periods ending September 30, 2002.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share (Continued)

The following are reconciliations of the amounts used in the per share calculations for 2003 and 2002:

	For the Nine Months Ended September 30, 2003 and 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS for 2003	$797,000	625,794	$1.27
Diluted EPS for 2003	$797,000	627,401	$1.27
Basic EPS for 2002	$733,000	615,381	$1.19
Diluted EPS for 2002	$733,000	615,848	$1.19

	For the Three Months Ended September 30, 2003 and 2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS for 2003	$337,000	628,602	$0.54
Diluted EPS for 2003	$337,000	633,370	$0.53
Basic EPS for 2002	$224,000	617,971	$0.36
Diluted EPS for 2002	$224,000	618,694	$0.36

Note 4. Stock Option and Management Recognition Plans

The Company’s stockholders approved the Company’s Stock Option Plan and the Bank’s Management Recognition Plan (the “MRP”) on January 26, 2000. The Stock Option Plan reserves for issuance of up to 67,447 stock options to officers, directors, and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair value of the Company’s common stock at date of grant, as adjusted for the stock splits and dividends affecting market value. As permitted under generally accepted accounting principles, grants under the Stock Option Plan will be accounted for following the provisions of APB Opinion No. 25 and its related interpretations. At September 30, 2003, 58,131 options had been granted at an exercise price of $31.00, and all are currently exercisable. No options have been exercised to date, and all options granted are outstanding at September 30, 2003. No options were granted during the three or nine month periods ending September 30, 2003 and 2002. The options outstanding have a weighted-average remaining life of 6 years, and the income effect of the options determined based on the fair value method under SFAS 123 is immaterial.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Stock Option and Management Recognition Plans (Continued)

The MRP reserved for issuance 26,979 shares of common stock to officers, directors, and employees at the time of its adoption. The Bank issued 24,281 shares and 400 shares from authorized but unissued common stock to fund the MRP on January 26, 1999 and January 26, 2000, respectively. The restricted common stock awarded to participants under the MRP vests 25% at the date of grant and 25% annually beginning on the one-year anniversary of the date of grant. The expense related to the vesting of the MRP totaled $-0- and $1,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

Note 5. Tender Offer

On October 1, 2003, the Company commenced a tender offer for the purchase of all shares of its common stock held by stockholders who own 99 or fewer shares as of the close of business on September 19, 2003. The Company has offered to pay $38.00 per share for each share properly tendered by an eligible stockholder. The offer is made pursuant to the Offer to Purchase dated October 1, 2003, as amended October 28, 2003, and related materials and will expire at 12:00 p.m. Eastern Standard Time on November 10, 2003, unless otherwise extended or earlier terminated. If after completion of the offer there are fewer than 300 shareholders of record, the Company intends to deregister its common stock with the Securities and Exchange Commission and become a private company. If, after the completion of the offer, the Company does not have fewer than 300 shareholders, the Board of Directors of the Company has expressed its intention to initiate a second step transaction in which eligible shares of common stock not purchased in the offer would be exchanged for cash.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2003 and December 31, 2002:

At September 30, 2003 and December 31, 2002 total assets amounted to $139.5 million and $139.0 million, respectively. Loans receivable, net, decreased from $110.8 million at December 31, 2002 to $104.4 million at September 30, 2003, a $6.4 million decrease. Deposits increased $.1 million from $113.6 million at December 31, 2002 to $113.7 million at September 30, 2003. Investment securities increased $.9 million from $4.4 million at December 31, 2002 to $5.3 million at September 30, 2003 due to maturities and sales of securities amounting to $1.8 million and purchases of securities in the amount of $2.7 million. Stockholders’ equity decreased by $252,000 for the nine months ended September 30, 2003. This decrease is primarily due to net income of $797,000 offset by the payment of a dividend of $1,096,000. All but $175,000 of the dividend was paid during the first nine months of 2003. The Company’s liquidity position improved during the nine months as cash and cash equivalents increased $5.8 million to $24.9 million at September 30, 2003 from $19.1 million at December 31, 2002. This increase is primarily the result of the decrease in loans.

The Bank’s level of nonperforming loans, defined as loans past due 90 days or more, has historically been and continues to be low, as a percentage of total loans outstanding. The Bank had $3.1 million of loans outstanding which were delinquent more than 90 days at September 30, 2003, compared to $2.3 million at December 31, 2002. This increase is due to slower customer payments and the addition of a few large dollar loans to this delinquency category. Based on management’s analysis of the adequacy of the allowance for loan losses, the composition of the loan portfolio, the credit risk inherent in the portfolio and historical loan loss experience, the allowance for loan losses was $868,000 and $865,000 at September 30, 2003 and December 31, 2002, respectively. Management believes the allowance to be adequate to absorb any future losses in the portfolio. See loan analysis on pages 15 and 16.

At September 30, 2003, the Company’s capital amounted to $21.5 million, which as a percentage of total consolidated assets was 15%, and was in excess of the regulatory capital requirements at such date.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and 2002:

General. Net income for the three and nine months ended September 30, 2003 was $337,000 and $797,000, respectively, compared to $224,000 and $733,000 during the same quarters in 2002.

The increase in earnings was partially attributable to a decrease in compensation expense which was offset by a reduction in the interest rate spread for the three and nine-month period ended September 30, 2003. Compensation expense decreased during the nine months ended September 30, 2003, due to a reduction in deferred compensation expense, as one of the retirement plans is now fully funded.

Interest income. Interest income decreased by $.3 million to $2.0 million for the three months ended September 30, 2003 from $2.3 million for the three months ended September 30, 2002 and decreased $1.0 million to $6.1 million for the nine months ended September 30, 2003 from $7.1 million for the nine months ended September 30, 2002. The decrease is due primarily to both a decrease in the interest rate earned on interest-earning assets during the first nine months of 2003 as compared to 2002 and a reduction in the average balance of loans receivable. Approximately 96% of the Bank’s assets were interest earning at September 30, 2003, and approximately 78% of such interest-earning assets were held in the form of loans receivable. See rate/volume table on page 14.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense. Interest expense decreased by $.3 million from $1.0 million during the three months ended September 30, 2002 to $.7 million for the three months ended September 30, 2003. Interest expense decreased by $.8 million from $3.0 million for the nine months ended September 30, 2002 to $2.2 million for the nine months ended September 30, 2003. These decreases are due primarily to lower interest rates paid on interest-bearing liabilities outstanding during the first nine months of 2003 in comparison to the same nine-month period a year earlier. See the rate/volume table on page 14.

Net interest income. Net interest income increased by $.1 million from $1.2 million for the three months ended September 30, 2002 to $1.3 for the three months ended September 30, 2003. Net interest income decreased by $.3 million from $4.1 million for the nine months ended September 30, 2002 to $3.8 million for the nine months ended September 30, 2003. The decrease is due primarily to both a reduction in the average outstanding balance of loans receivable and a reduction in the interest rate earned on interest-earning assets offset substantially by a decrease in interest rates on interest-bearing liabilities.

Provision for loan losses. The Bank made provisions for loan losses amounting to $27,000 and $-0- during the nine months ended September 30, 2003 and 2002, respectively. Provisions, which are charged to operations, and the resulting loan loss allowances, are amounts that the Bank’s management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank’s level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At September 30, 2003, the Bank’s level of general valuation allowances for loan losses amounted to $868,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Non-interest expense. Non-interest expense remained stable at $1.0 million for the three months ended September 30, 2003 and 2002. Non-interest expense decreased by $.2 million from $3.1 million for the nine months ended September 30, 2002 to $2.9 million for the nine months ended September 30, 2003. Specifically, compensation expense decreased by $.2 million from 2002 to 2003 due primarily to the decrease in deferred compensation. All other categories of non-interest expense fluctuated by insignificant amounts between the two periods.

Income taxes. The effective income tax rate for the three and nine months ended September 30, 2003 is lower than expected as a result of adjustments reflecting over-accrued income tax at December 31, 2002. The effective income tax rate reflects normal expected rates on taxable income in 2002.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis

	Nine Months Ended September 30, 2003 vs 2002 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net
	(In Thousands)
Interest Income:
Interest-bearing deposits	$208	$(114)	$(56)	$38
Investments	2	(42)	22	(18)
Loans receivable	(941)	(825)	723	(1,043)

Total interest income	(731)	(981)	689	(1,023)

Interest Expense:
Deposits	134	(624)	(208)	(698)
Note payable and Federal Home Loan Bank advances	(118)	(118)	156	(80)

Total interest expense	16	(742)	(52)	(778)

Net Interest Income	$(747)	$(239)	$741	$(245)

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans Receivable Breakdown

	September 30, 2003		December 31, 2002
	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
One-to-four family residential	$87,828,000	84.10%	$91,537,000	82.58	% %
Multi-family residential	1,070,000	1.03	1,082,000	0.98
Nonresidential	4,259,000	4.08	4,111,000	3.71
Construction	1,652,000	1.58	2,539,000	2.29
Equity line	9,985,000	9.56	10,386,000	9.37

Total real estate loans	104,794,000	100.35	109,655,000	98.93

Consumer Loans:
Installment loans	2,441,000	2.34	2,748,000	2.48
Other	1,751,000	1.67	969,000	0.87

Total consumer loans	4,192,000	4.01	3,717,000	3.35

Total gross loans	108,986,000	104.36	113,372,000	102.28

Less:
Construction loans in process	(2,865,000)	(2.74)	(764,000)	(0.69)
Net deferred loan fees	(822,000)	(0.79)	(899,000)	(0.81)
Allowance for loan losses	(868,000)	(0.83)	(865,000)	(0.78)

	(4,555,000)	(4.36)	(2,528,000)	(2.28)

	$104,431,000	100.00%	$110,844,000	100.00	% %

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Loan Losses

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Balance at beginning of period	$865,000	$896,000

Loans charged off:
Real Estate	(16,000)	—
Consumer	(8,000)	(31,000)

Total loans charged off	(24,000)	(31,000)

Recoveries:
Real Estate	—	—
Consumer	—	—

Total recoveries	—	—

Provision for loan losses	27,000	—

Balance at end of period	$868,000	$865,000

Ratio of net charge-offs to average loans outstanding	0.02%	0.03%

	At September 30, 2003	At December 31, 2002
Nonaccrual loans	$2,863,000	$1,697,000
Accruing loans past due 90 days or more	256,000	639,000
Troubled debt restructuring	—	—
Foreclosed real estate	—	—

Total nonperforming assets	$3,119,000	$2,336,000

Nonperforming loans to total gross loans	2.86%	2.06%

Nonperforming assets to total assets	2.24%	1.68%

Total assets	$139,532,000	$138,950,000

Total gross loans	$108,986,000	$113,372,000

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

The following table provides information concerning the Bank’s yields on interest-earning assets and cost of funds on interest-bearing liabilities for the nine months ended September 30, 2003 and the year ended December 31, 2002.

	At September 30, 2003	For the Nine Months Ended September 30, 2003			For the Year Ended December 31, 2002
	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate*	Average Balance	Interest	Average Yield/ Rate
		(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	1.00%	$24,260	$187	1.03%	$14,138	$205	1.45%
Investments	3.70%	3,461	112	4.31%	3,392	173	5.10%
Loans receivable, net	6.46%	106,416	5,775	7.24%	118,277	8,886	7.51%

Total interest-earning assets	5.40%	134,137	6,074	6.04%	135,807	9,264	6.82%
Other assets		6,708			4,434

Total assets		$140,845			$140,241

Interest-bearing liabilities:
NOW and Money market	0.83%	$28,658	$272	1.27%	$27,530	$447	1.62%
Passbook accounts	1.05%	10,717	92	1.14%	10,252	171	1.67%
Certificates of deposit	3.08%	75,833	1,872	3.29%	73,556	2,976	4.05%
Note payable and Federal Home Loan Bank advances	n/a			n/a	3,922	91	2.32%

Total interest-bearing liabilities	2.33%	115,208	2,236	2.59%	115,260	3,685	3.20%
Other liabilities		4,297			3,908
Stockholders’ equity		21,340			21,073

Total liabilities and stockholder’s equity		$140,845			$140,241

Net interest income and interest rate spread	3.07%		$3,838	3.45%		$5,579	3.62%

Net yield on interest-earning assets				3.82%			4.11%
Ratio of average interest-earning assets to average interest-bearing liabilities				116.43%			117.83%

*	Annualized

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:

In the ordinary course of business, the Company has made a number of estimates and assumptions related to the reporting of results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term, and is established through a provision for loan losses. The allowance is based upon past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties that collateralize loans. With respect to loans that are deemed impaired, if any, the calculation of allowance for loan losses is based upon the discounted present value of expected cash flows to be received from the debtor, or other measures of market prices or collateral values. Management believes that it uses the best information available to make such determinations. If actual circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary, and results of operations will be affected. For example, a prolonged economic turndown will negatively impact customers’ abilities to repay their loans in a timely manner and could result in an adverse effect on the Company’s net income. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

The above is not intended to be a comprehensive list of all the Company’s accounting policies.

Capital Resources and Liquidity:

The term “liquidity” generally refers to an organization’s ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter-term interest-bearing deposits.

CODDLE CREEK FINANCIAL CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mooresville Savings must maintain liquidity in the form of cash, cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank’s liquidity ratio at September 30, 2003 was considerably in excess of such requirements. The Bank’s liquidity has increased from December 31, 2002 in order to fund the Bank’s expected loan growth. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit (3)(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997.

Exhibit (3)(ii)	Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997.

Exhibit (4)	Specimen Stock Certificate, incorporated herein by reference to Exhibit (4) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and amended on November 5 and 10, 1997.

Exhibit (10)(a)	Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and George W. Brawley, Jr. dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (a) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(b)	Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Dale W. Brawley dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (b) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(c)	Employment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Billy R. Williams dated December 30, 1997, as amended on December 15, 1998, incorporated herein by reference to Exhibit 10 (c) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(d)	Employee Stock Ownership Plan and Trust of Mooresville Savings Bank, Inc., S.S.B., incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 1997.

Exhibit (10)(e)	Mooresville Savings Bank, Inc., S.S.B. Severance Plan, incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-1, Registration No. 333-35497, dated September 12, 1997, and as amended on November 5 and 10, 1997.

Exhibit (10)(f)	Capital Maintenance Agreement between Coddle Creek Financial Corp. and Mooresville Savings Bank, Inc., S.S.B., incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1997.

Exhibit (10)(g)	Management Recognition Plan of Mooresville Savings Bank, Inc., S.S.B., incorporated herein by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(h)	Stock Option Plan of Coddle Creek Financial Corp., incorporated herein by reference to Exhibit 10(h) to the Company’s Form 10-K for the year ended December 31, 1998.

Exhibit (10)(i)	(i) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr. and Claude U. Voils, Jr. dated September 3, 1979, as amended and restated September 8, 1997 and as amended on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(i) to the Company’s Form 10-K for the year ended December 31, 1998.

(ii) Retirement Payment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Calvin E. Tyner dated September 3, 1979, as amended on September 8, 1997, incorporated herein by reference to Exhibit 10(i)(ii) to the Company’s Form 10-K for the year ended December 31, 1998.

(iii) Amended and Restated Director’s Deferred Compensation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of George W. Brawley, Jr., Donald R. Belk, and Claude U. Voils, Jr. dated January 1, 1985, as amended and restated on March 31, 1988 and September 8, 1997 and as amended for Messrs. Belk, Brawley, and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(iii) to the Company’s Form 10-K for the year ended December 31, 1998.

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

(v) Amended and Restated Retirement Plan Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Donald R. Belk, George W. Brawley, Jr., Claude U. Voils, Jr. and Calvin E. Tyner dated November 1, 1993, as amended and restated on September 15, 1997, and as amended for Messrs. Belk, Brawley and Voils on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(v) to the Company’s Form 10-K for the year ended December 31, 1998.

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

(ix) Amended and Restated Retirement Payment Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley and George W. Brawley, Jr. dated August 1, 1993, amended and restated on October 23, 1993 for Dale W. Brawley, as amended and restated on September 8, 1997, and as amended for George W. Brawley, Jr. on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(ix) to the Company’s Form 10-K for the year ended December 31, 1998.

(x) Amended and Restated Retirement Payment Agreement between Mooresville Savings Bank, Inc., S.S.B. and Jack G. Lawler dated June 1, 1994, as amended and restated on September 8, 1997, incorporated herein by reference to Exhibit 10(i)(x) to the Company’s Form 10-K for the year ended December 31, 1998.

(xi) Amended and Restated Salary Continuation Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr., Patricia B. Clontz, and Richard E. Woods dated September 1, 1984, as amended and restated on September 17, 1997, and as amended for George W. Brawley, Jr. on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(x) to the Company’s Form 10-K for the year ended December 31, 1998.

(xii) Amended and Restated Supplemental Income Agreements between Mooresville Savings Bank, Inc., S.S.B. and each of Dale W. Brawley, George W. Brawley, Jr., Billy R. Williams, Donald G. Jones and Richard E. Woods dated November 1, 1993, as amended and restated on September 17, 1997, and as amended for George W. Brawley, Jr. on December 16, 1998, incorporated herein by reference to Exhibit 10(i)(xii) to the Company’s Form 10-K for the year ended December 31, 1998.

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

(b) No reports on Form 8-K were filed during the three months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coddle Creek Financial Corp.

Dated	November 7, 2003	By:	/s/ George W. Brawley, Jr.
George W. Brawley
President and CEO

Dated	November 7, 2003	By:	/s/ Billy R. Williams
Billy R. Williams
Secretary/Controller